Form 10-Q
period 1995-09-30
TEJAS GAS CORP
filed 1995-11-13
CIK 96864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-17389

                              TEJAS GAS CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                          76-0263364
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)          Identification No.)

           1301 MCKINNEY, SUITE 700
                 HOUSTON, TEXAS                           77010
   (Address of Principal Executive Offices)             (Zip Code)

                                 (713) 658-0509
               (Registrant's telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES   X                 NO
                               -----                  -----

       As of October 31, 1995, Tejas Gas Corporation had 11,603,263 shares of common stock, par value $.25 per share, outstanding.

                              TEJAS GAS CORPORATION

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


ITEM 1.    FINANCIAL STATEMENTS


         The consolidated financial statements of Tejas Gas Corporation ("Tejas") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in Tejas' Annual Report on Form 10-K for the year ended December 31, 1994.

         Because of the seasonal nature of Tejas' operations, among other factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for an entire year.

                              TEJAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                  September 30,      December 31,
                                                                       1995               1994
                                                                  -------------      ------------
                                                                           (in thousands)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $   7,909         $   7,954
   Accounts receivable                                                109,799           112,368
   Exchange gas receivable                                              6,481             8,543
   Storage gas inventory                                               50,641            29,635
   Prepaids and other current assets                                    9,957             4,900
   Deferred income tax asset                                            2,185             3,997
                                                                      -------           -------
       Total current assets                                           186,972           167,397
                                                                      -------           -------
PROPERTY, PLANT AND EQUIPMENT - AT COST                               785,562           769,642
    Less accumulated depreciation                                     171,285           148,114
                                                                      -------           -------
       Property, plant and equipment, net                             614,277           621,528
                                                                      -------           -------
GOODWILL, NET                                                          10,395            10,745
                                                                      -------           -------
INVESTMENTS IN UNCONSOLIDATED ENTITIES                                 28,576            30,515
                                                                      -------           -------
OTHER ASSETS                                                           12,167            12,269
                                                                      -------           -------
       TOTAL                                                        $ 852,387         $ 842,454
                                                                      =======           =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Gas purchases payable                                            $ 101,535         $ 104,990
   Exchange gas payable                                                 6,714             8,776
   Accounts payable                                                     6,056             4,543
   Accrued liabilities                                                 27,387            25,014
   Income taxes payable                                                   673             1,034
                                                                      -------           -------
      Total current liabilities                                       142,365           144,357
                                                                      -------           -------
LONG-TERM DEBT                                                        367,175           378,875
                                                                      -------           -------
DEFERRED INCOME TAXES                                                  48,265            41,748
                                                                      -------           -------
COMMITMENTS AND CONTINGENCIES                                               -                 -
                                                                      -------           -------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $1 par value; 6,000,000 shares authorized;
      200,000 shares of 9.96% Cumulative Preferred Stock issued
          and outstanding; $250 liquidation preference per share          200               200
      260,000 shares of 5 1/4% Convertible Preferred Stock issued
          and outstanding; $250 liquidation preference per share          260               260
   Common Stock, $.25 par value; 30,000,000 shares authorized;
      11,603,263 and 10,508,729 shares issued and outstanding
          in 1995 and 1994, respectively                                2,901             2,627
   Capital surplus                                                    191,490           138,499
   Retained earnings                                                   99,731           135,888
                                                                      -------           -------
      Total stockholders' equity                                      294,582           277,474
                                                                      -------           -------
      TOTAL                                                         $ 852,387         $ 842,454
                                                                      =======           =======

See notes to consolidated financial statements.

                              TEJAS GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                    1995          1994          1995           1994
                                                 ------------------------     ------------------------
                                                        (in thousands, except per share amounts)

REVENUES                                         $ 246,510      $ 250,953     $ 700,265      $ 812,762
                                                   -------        -------       -------        -------
COSTS AND EXPENSES:
   Cost of sales                                   204,495        210,985       578,714        696,968
   Operating expenses                                9,887          9,660        28,507         27,518
   Depreciation and amortization                     8,222          7,668        24,245         22,615
   General and administrative                        5,172          5,031        14,840         15,139
                                                   -------        -------       -------        -------
      Total                                        227,776        233,344       646,306        762,240
                                                   -------        -------       -------        -------
EARNINGS FROM OPERATIONS                            18,734         17,609        53,959         50,522
                                                   -------        -------       -------        -------
OTHER INCOME (EXPENSE):
   Equity in earnings (loss) of unconsolidated
      entities                                        (320)           230          (654)           754
   Interest income                                     111             42           336            160
   Interest expense                                 (6,703)        (6,313)      (19,610)       (17,889)
   Other, net                                          113            (42)        1,757            (19)
                                                   -------        -------       -------        -------
     Total                                          (6,799)        (6,083)      (18,171)       (16,994)
                                                   -------        -------       -------        -------
EARNINGS BEFORE INCOME TAXES                        11,935         11,526        35,788         33,528
                                                   -------        -------       -------        -------
INCOME TAXES:
   Current                                           2,951          2,420         5,965          7,041
   Deferred                                          1,338          1,799         6,888          5,184
                                                   -------        -------       -------        -------
      Total                                          4,289          4,219        12,853         12,225
                                                   -------        -------       -------        -------
NET EARNINGS                                         7,646          7,307        22,935         21,303
                                                   -------        -------       -------        -------
PREFERRED STOCK DIVIDEND REQUIREMENTS                2,098          2,099         6,294          6,295
                                                   -------        -------       -------        -------
NET EARNINGS APPLICABLE TO COMMON STOCK          $   5,548      $   5,208     $  16,641      $  15,008
                                                   =======        =======       =======        =======
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                             11,575         11,789        11,566         11,836
                                                   =======        =======       =======        =======
EARNINGS PER COMMON SHARE                        $    0.48      $    0.44     $    1.44      $    1.27
                                                   =======        =======       =======        =======

See notes to consolidated financial statements.

                              TEJAS GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


Nine Months Ended September 30,                                        1995            1994
---------------------------------------------------------------------------------------------
                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings                                                     $  22,935       $  21,303
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Depreciation and amortization                                    24,245          22,615
      Amortization of deferred loan costs                                 696           1,029
      Deferred income taxes                                             6,888           5,184
      Equity in (earnings) loss of unconsolidated entities                654            (754)
      Distributions from unconsolidated entity                          1,387           2,040
      Other, net                                                         (805)            879
                                                                      -------         -------
                                                                       56,000          52,296
   Changes in current assets and current liabilities:
      (Increase) decrease in -
          Accounts and exchange gas receivable                          6,694           8,795
          Storage gas inventory                                       (21,006)         (8,356)
          Prepaids and other current assets                            (5,004)            970
      Increase (decrease) in -
          Gas purchases, exchange gas and accounts payable             (5,824)        (14,081)
          Accrued liabilities                                           1,019          (3,691)
          Income taxes payable                                            659           2,968
                                                                      -------         -------
   Net cash provided by operating activities                           32,538          38,901
                                                                      -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures and acquisition                               (17,003)        (53,460)
   Investments in unconsolidated entities                                (102)            (77)
   Other, net                                                           2,430            (248)
                                                                      -------         -------
   Net cash used in investing activities                              (14,675)        (53,785)
                                                                      -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under line-of-credit agreements        (16,700)         23,700
   Proceeds from issuance of long-term debt                            15,000          50,900
   Retirement of long-term debt                                       (10,000)        (60,000)
   Preferred stock dividends                                           (6,294)         (6,228)
   Exercise of stock options                                              106             317
   Other, net                                                             (20)            (21)
                                                                      -------         -------
   Net cash provided by (used in) financing activities                (17,908)          8,668
                                                                      -------         -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (45)         (6,216)
                                                                      -------         -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        7,954           6,690
                                                                      -------         -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   7,909       $     474
                                                                      =======         =======


See notes to consolidated financial statements.

                              TEJAS GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements and notes thereto for Tejas Gas Corporation ("Tejas") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Tejas' Annual Report on Form 10-K for the year ended December 31, 1994.

     In the opinion of Tejas' management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Tejas and its subsidiaries as of September 30, 1995, and the results of their operations and cash flows for the nine month periods ended September 30, 1995 and 1994.

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for the fiscal years beginning after December 15, 1995. Tejas is in the process of evaluating the implications of SFAS No. 121.

2.   COMMITMENTS AND CONTINGENCIES

     Tejas currently estimates that approximately 45 billion cubic feet ("BCF") of cushion gas is required to sustain the anticipated operational requirements of the West Clear Lake Storage Facility ("WCLSF"). Such cushion gas requirements may be satisfied by the combination of cushion gas purchased by Tejas and the volume of gas stored for third parties in the storage cavern. At September 30, 1995, Tejas had purchased approximately 10.4 BCF of cushion gas and a third party had purchased 34.6 BCF of natural gas from Tejas' existing storage gas inventory in the WCLSF at a cost of approximately $62.4 million. Based upon volumes and rates in effect at September 30, 1995, Tejas estimates the net 1995 cost related to the reservation of the 34.6 BCF to be approximately $1.5 million.

     In addition to the obligation to redeliver the 34.6 BCF of natural gas, Tejas has an obligation to redeliver 3.7 BCF of natural gas held in storage for Exxon Corporation as a result of the acquisition of the WCLSF. Tejas will bear the cost of physical loss, if any, incurred during storage. Management estimates that physical losses will not be significant and has insured for physical losses due to catastrophic events. Of the total 80.0 BCF of natural gas in the WCLSF at September 30, 1995, a total of 38.3 BCF was owned by third parties.

3. STOCKHOLDERS' EQUITY

     On July 19, 1995, Tejas' Board of Directors authorized a Common Stock dividend of one-tenth of one share of Common Stock for each share of Common Stock outstanding payable to stockholders of record on July 27, 1995. All references to average shares outstanding and earnings per share included in the financial statements and accompanying notes and schedules have been restated to give effect to the stock dividend. As a result of the dividend, 1,052,908 shares of common stock were added to the 10,533,303 common shares outstanding at June 30, 1995. The fair value of the additional shares at the declaration date, $52.8 million, was transferred from retained earnings to Common Stock and capital surplus in the amount of $0.3 million and $52.5 million, respectively. As a result of the stock dividend, the conversion price of Tejas' 5 1/4% Convertible Preferred Stock was adjusted from $70 to $63.6364 (equivalent to an adjustment in the conversion rate from .7143 to .7857 shares of Common Stock for each Depositary Share representing a one-fifth interest in a share of the 5 1/4% Convertible Preferred Stock). The adjustment to the conversion price (and conversion rate) was effective as of July 28, 1995. Additionally, options to purchase Common Stock under Tejas' Stock Option Plans as well as option prices were adjusted as a result of the Common Stock dividend.

4.  SUBSEQUENT EVENT

     On November 1, 1995, Coral Energy Resources, L.P., a Delaware limited partnership ("Coral") commenced operations. Coral is a natural gas marketing venture owned one-third by certain subsidiaries of Tejas and two-thirds by certain subsidiaries of Shell Oil Company ("Shell"). Tejas has the option to acquire up to a 50% interest in Coral under certain circumstances at specific time points in 1998 and 1999.

     Pursuant to the Coral limited partnership agreement and related gas sales contracts, Tejas has committed to Coral substantially all of its natural gas supply, and Shell has committed to Coral substantially all of its gas production in the United States (excluding Alaska and Hawaii). Tejas and Shell have each contributed cash and economic interests in gas sales contracts to Coral for their respective interests. Each partner has received equity credit for those gas volumes committed to the partnership that are subject to long-term contracts, and such volumes are subject to make-up payments by the responsible partner if actual volumes delivered to Coral fail to meet projections. If Coral is unable to take all of the gas tendered for delivery by the parties, Coral is obligated to pay for such gas at the price that would have otherwise been applicable, mitigated by the amount obtained from any sales of such gas to third parties.

     Coral is managed by a board of directors consisting of four members, two of whom are appointed by Tejas and two by Shell. Coral has 55 employees, 25 of whom will be transferred by Tejas or its subsidiaries, effective January 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

     A summary of natural gas average daily throughput in millions of cubic feet ("MMCF") is set forth below:


                                  Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                    1995       1994         1995       1994
                                   -----------------       -----------------
System sales                       1,494      1,338         1,417      1,324
Transportation                     1,490      1,694         1,499      1,696
Gulf Coast (Tejas' share)            105        112           108        112
                                   -----      -----         -----      -----
   Total system throughput         3,089      3,144         3,024      3,132
Off-system sales                      18         13            10         13
Gas processed                         76         87            79         85
                                   -----      -----         -----      -----
   Total throughput                3,183      3,244         3,113      3,230
                                   =====      =====         =====      =====


     Tejas' net earnings for the first nine months of 1995 were $22.9 million as compared to $21.3 million for the first nine months of 1994, an increase of $1.6 million. Net earnings for the third quarter of 1995 increased to $7.6 million from $7.3 million of the comparable period in 1994. Net earnings applicable to common stock and earnings per common share for the first nine months of 1995 were $16.6 million and $1.44 respectively, versus $15.0 million and $1.27, respectively, for the first nine months of 1994. Net earnings applicable to common stock and earnings per share for the third quarter of 1995 were $5.5 million and $0.48, respectively, as compared to $5.2 million and $0.44, respectively, for the third quarter of 1994. Net earnings applicable to common stock and per share results include a provision for dividends on Tejas' 9.96% Cumulative Preferred Stock (the "9.96% Preferred Stock") and Tejas' 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock"). Average shares outstanding used in the computation of per share amounts have been restated to retroactively reflect a stock dividend of one-tenth of one share of Common Stock for each share of Common Stock outstanding on July 27, 1995.

NATURAL GAS SYSTEMS

     Sales and transportation of natural gas through its owned and/or operated natural gas pipeline systems is Tejas' core business. Tejas also owns and/or operates natural gas storage facilities. Total system throughput in the first nine months and third quarter of 1995 decreased by approximately 3% and 2%, respectively, as compared to the corresponding 1994 periods. Transportation volumes were impacted by the expiration of two low margin transportation contracts and a reduction in volumes nominated under a third low margin contract. Transportation volumes in the third quarter were also affected by the second quarter sale of a small gathering system. In addition, volumes were negatively impacted by warmer than normal weather in Tejas' market area during the first half of 1995. Improved sales volumes and gas purchase and sales activity supported by Tejas' WCLSF partially offset by lower transportation volumes resulted in an increase in gross profit (revenues less cost of sales) from $109.9 million for the first nine months of 1994 to $115.2 million for the first nine months of 1995. The WCLSF provides Tejas with operational flexibility and the ability to store gas for delivery under fully hedged futures contracts at assured profit margins. Gross profit for the third quarter improved from $37.7 million in 1994 to $40.0 million in 1995. This is the result of a $4.5 million gain associated with a long-term gas sales contract and higher sales volumes partially offset by lower sales margins and transportation volumes.

NATURAL GAS PROCESSING/OFF-SYSTEM

     During the first nine months and third quarter of 1995, Tejas' natural gas processing and off-system marketing activities contributed gross profit of $6.3 million and $2.1 million, respectively, as compared to $5.9 million and $2.3 million, respectively, for the corresponding periods in 1994. The increase in gross profit for the first nine months of 1995 for these activities reflects improved profitability for natural gas processing primarily as a result of higher average liquid prices and lower fuel and shrinkage costs. A decline in volumes of gas processed by Tejas' natural gas processing plants resulted in a decrease in gross profit in the third quarter of 1995.

REVENUES

     Revenues decreased by $112.5 million and $4.4 million, respectively, for the nine months and three months ended September 30, 1995, from the same periods in 1994. This decrease in revenues was primarily due to substantially lower average sales prices of natural gas partially offset by higher system sales volumes. The remaining decrease in total revenues was attributable to lower transportation volumes.

OPERATING EXPENSES/DEPRECIATION/GENERAL AND ADMINISTRATIVE EXPENSES

     Operating expenses, depreciation, and general and administrative expenses collectively increased by $2.3 million and $0.9 million, respectively, for the first nine months and third quarter of 1995 when compared to the corresponding periods in 1994. The disposition of a small, non-strategic gathering system in Louisiana as well as lower legal fees in the first half of 1995 partially offset increased ad valorem taxes and depreciation of capital expenditures, including depreciation on the fixed assets of a small gathering and marketing company acquired in February 1995.


OTHER INCOME (EXPENSE)

     Interest expense during the first nine months and third quarter of 1995 increased by $1.7 million and $0.4 million, respectively, over the corresponding 1994 periods due to higher interest rates as well as the addition of debt to finance the purchase of storage gas inventory and for capital expenditures. Equity in earnings (loss) of unconsolidated entities for the first nine months and third quarter of 1995 decreased by $1.4 million and $0.6 million, respectively, from the comparable periods of 1994 due to lower sales margins on natural gas sold by Gulf Coast Natural Gas Company and Tejas' increased share of the losses incurred by Evangeline Gas Pipeline Company, L.P. and Evangeline Gas Corp. ("Evangeline entities"). In 1995, Tejas' interests in the Evangeline entities bear 100% of all losses as compared to 45% of all losses in 1994. A gain of approximately $1.6 million, net of certain reserves, reflected in Other, net, was recognized by Tejas during the second quarter, on the sale of a small, non-strategic gathering system located in Louisiana.


CAPITAL RESOURCES, LIQUIDITY AND OUTLOOK
----------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     For the nine months ended September 30, 1995, net cash provided by operating activities declined to $32.5 million from $38.9 million for the comparable period in 1994. The $6.4 million decrease in net cash provided by operating activities was primarily attributable to changes in working capital components including the purchase of $21.0 million of additional storage gas inventory. Excluding net changes in working capital components, Tejas' operating activities generated $56.0 million in cash during the first nine months of 1995 as compared to $52.3 million in the first nine months of 1994.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities totaled $14.7 million. Approximately $17.0 million was used for capital additions, improvements and major renewals, and to acquire a small gathering and marketing company in Louisiana. During the second quarter of 1995, a small, non-strategic gathering system located in Louisiana was sold to a third party for approximately $3.7 million.

CASH FLOWS FROM FINANCING ACTIVITIES

     Tejas made total debt payments of $10.0 million during the first nine months of 1995 with the necessary funds being provided by cash generated from its operating activities. During the same period, Tejas also made periodic borrowings of $15.0 million under its revolving credit facilities. Additionally, during the first nine months of 1995, Tejas had a net paydown of $16.7 million under its various money market credit lines.

LIQUIDITY

     Tejas' working capital increased $21.1 million to $44.6 million at September 30, 1995 from $23.5 million at December 31, 1994. This increase was due primarily to an additional $21.0 million investment in storage gas inventory. In order to effectively utilize its cash balances, Tejas will continue to make periodic borrowings under its revolving credit facilities and money market credit lines to meet immediate cash needs.

     At September 30, 1995, Tejas' long-term debt with banks totaled $356.0 million consisting of $342.0 million borrowed under revolving credit facilities and $14.0 million borrowed under various money market credit lines. In addition, Tejas had $11.2 million in notes payable related to industrial development revenue bonds issued by Lewis and Pleasants Counties, West Virginia.

     Effective January 12, 1995, Tejas amended its credit facilities to roll-up a majority of the existing bank debt of its three principal operating subsidiaries into a single, $455.0 million, eight-year, revolving credit facility at a newly-formed subsidiary, Tejas-Acadian Holding Company ("TAHC"). One of the subsidiaries, Tejas Natural Gas Company ("TNGC"), retained a $25.0 million working capital facility with terms and conditions substantially similar to the rolled-up facility. The two facilities combined provide Tejas' subsidiaries with $480.0 million in borrowing capacity. Borrowings at September 30, 1995 were $342.0 million, and after considering restrictions to provide for a $10.0 million letter of credit and borrowings under its money market credit lines (offset by available cash pursuant to the terms of such credit lines), $121.6 million of additional borrowings were available under these amended facilities at September 30, 1995. Under the terms of the TAHC credit agreement, after two years, the revolving credit facility will, unless extended at the option of the lenders, convert to a six-year reducing revolver. Commitment reductions of $15.0 million per quarter are scheduled to begin March 31, 1997 with the final remaining commitment reduction to occur on December 31, 2002. Under the terms of the TNGC credit agreement, the revolving credit facility will, unless extended at the option of the lenders, expire on December 31, 2002.

     TAHC's credit facility is secured by the capital stock and partnership interests of all material subsidiaries and partnerships of TAHC (excluding the capital stock of Acadian Gas Corporation, a subsidiary of TAHC ("Acadian"), but including the capital stock and partnership interests of the material operating subsidiaries and partnerships of Acadian) and various intercompany notes. The TNGC amended credit facility is secured by the capital stock and partnership interests of TAHC's material subsidiaries and partnerships, as described above, and is guaranteed by TAHC.

     The amount of loans, advances and distributions (collectively "distributions") that may be made under the TAHC credit facility is subject to certain limitations. TAHC may make dividend payments to Tejas of up to $30 million initially, adjusted by consolidated future quarterly net earnings or losses of TAHC. In addition, TAHC may loan Tejas up to $201 million initially plus the positive amount, if any, of $100 million adjusted by the consolidated future quarterly net earnings or losses of TAHC. Such loans in excess of the $201 million allowance are further adjusted by cumulative aggregate distributions and investments, if any, made by TAHC. Subject to cash on hand and available borrowing capacity, the maximum amount available for distribution to Tejas at September 30, 1995 was approximately $236.0 million. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations.

     Tejas has uncommitted money market credit lines which allow Tejas to borrow up to $50.0 million for periods of up to one month. Any such borrowings are unsecured and may be extended for additional periods if agreed to by the lender. At September 30, 1995, Tejas had an outstanding balance of $14.0 million borrowed under the money market credit lines. Tejas has agreed to maintain available funds under its revolving credit facilities sufficient to repay borrowings under the money market credit lines.

     The notes payable related to Lewis & Pleasants counties' bonds are secured by bank letters of credit which in turn are secured by mortgages on two natural gas processing plants located in West Virginia. The notes are also subject to certain covenants and require that Tejas' subsidiaries, Gulf Energy Development Corporation and Gulf Energy Gathering & Processing Corporation, maintain certain financial standards.

     Although Tejas has additional borrowings available under its amended credit facilities, its liquidity is ultimately dependent on cash generated by operations. Tejas believes its earnings from operations will generate sufficient cash to fund expansion projects, make required debt payments and meet anticipated dividend requirements of the 9.96% Preferred Stock and 5 1/4% Preferred Stock in the foreseeable future. Based on the terms of Tejas' amended revolving credit facilities and the outstanding principal balance at September 30, 1995, no principal payments are required until the end of 1998. However, Tejas' amended credit facilities are subject to certain covenants, including the maintenance of certain financial ratios, with which Tejas expects to be able to comply in the ordinary course of business.

     Tejas frequently enters into swaps, futures and other contracts to hedge the price risks associated with inventories, commitments, and certain anticipated transactions. The swaps, futures and other contracts are with established exchanges, energy companies, and major financial institutions and Tejas believes that its counterparties will be able to satisfy their obligations under these contracts.

     On November 1, 1995, Coral Energy Resources, L.P., a Delaware limited partnership ("Coral") commenced operations. Coral is a natural gas marketing venture owned one-third by certain subsidiaries of Tejas and two-thirds by certain subsidiaries of Shell Oil Company ("Shell"). See Note 4 of "Notes to Consolidated Financial Statements" for further discussion.

     In the normal course of business, Tejas regularly reviews opportunities for the possible acquisition of additional natural gas pipelines and companies that own natural gas pipelines. When potential acquisition opportunities are deemed to be consistent with Tejas' growth strategy, bids or offers in amounts and with terms acceptable to Tejas may be submitted. It is uncertain whether any such bids or offers which may be submitted by Tejas would be acceptable to the sellers of such acquisition targets. In the event of a future significant acquisition, Tejas may require additional financing in connection therewith.

OUTLOOK

     Tejas' management expects its results of operations for the entire year of 1995 to be favorable when compared to the 1994 annual period. Additionally, Tejas is encouraged by the many opportunities available for future growth and continued expansion of operations. Tejas is in the process of developing a portion of the substantial injection and withdrawal capacity remaining at the WCLSF which has the potential to generate additional profits from services provided to both suppliers and consumers and from sales of gas held in storage for future delivery under predetermined contract prices. Tejas has historically shown the ability to adapt to changing operational requirements and capitalize on new market opportunities. Although the foregoing factors present Tejas with opportunities to grow and expand, there can be no assurance that such factors will result in future growth and expansion of Tejas' operations and revenues and earnings.

     On November 1, 1995, Coral commenced operations as an independently managed natural gas company. While no prediction can be made as to the impact of the marketing joint venture on Tejas' prospects, Tejas' management believes that over the next several years Coral should be in a position to take advantage of the unutilized capacity in Tejas' major long-distance transmission lines. In addition, the large number of interconnects between Tejas pipelines and other intrastate and interstate pipelines have the potential to become important supply points for the new jointly owned North American natural gas marketing company.

     Tejas is the transporter of gas for a customer that temporarily curtailed its volumes in the third quarter of last year due to a take-or-pay dispute with certain producers, which is currently the subject of litigation. The Texas Supreme Court recently issued an opinion remanding this litigation back to the trial court. Pending final determination of the volumes dedicated to the contract in this litigation, the customer may again suspend or reduce gas purchases. Any such suspension in the future would affect volumes Tejas transports for that customer, and would reduce Tejas' revenues and earnings associated with such transportation.

     Tejas' management knows of no trends or uncertainties that will impair Tejas' ability to comply with its debt covenants or pay the dividends on the 9.96% Preferred Stock and 5 1/4% Preferred Stock.


                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS

     Tejas is a member of a joint defense group comprised of twenty-seven companies that have been threatened with claims by various cities in Texas that the companies owe franchise type fees for commercial gas operations within their city limits. Tejas and certain of its subsidiaries are defendants in CITY OF BAYTOWN V. TEJAS GAS CORPORATION, 11th Judicial District Court, Harris County, Texas, filed August 31, 1995. Plaintiff alleges that the defendants have carried on their commercial gas operations within the city limits of Baytown without the City of Baytown's permission and without payment of fees to the City, and has asserted a number of causes of action against defendants. Plaintiff seeks unspecified damages based on various theories of recovery, including a percentage of gross receipts from gas sales inside the City of Baytown, and other remedies, including injunctive relief and exemplary damages. On October 13, 1995, in response to defendants' motion for summary judgment, a Harris County trial judge dismissed a case, substantially identical to CITY OF BAYTOWN
V. TEJAS GAS CORPORATION, filed by the City of Baytown against Houston Pipe Line Company ("HPL"), a subsidiary of Enron Corp. On October 16, 1995, the City of Baytown filed a motion to abate the proceedings against Tejas in CITY OF BAYTOWN
V. TEJAS GAS CORPORATION, pending the outcome of CITY OF BAYTOWN V. HOUSTON PIPE LINE COMPANY. On October 31, 1995, the City Counsel of the City of Baytown unanimously voted not to appeal the dismissal of CITY OF BAYTOWN V. HOUSTON PIPE LINE COMPANY. The plaintiff's lawfirm that represented the City of Baytown announced that it would continue its efforts to bring similar suits by other cities against pipeline companies.

     It is possible that claims by other cities may be filed against Tejas and other pipeline companies alleging similar causes of action. Management believes that Tejas has adequate defenses relating to these types of claims, and does not believe that these matters will have a material adverse effect on Tejas' financial condition. However, there can be no assurance that additional lawsuits will not be filed against Tejas or that Tejas will prevail in any that may be filed against it.

ITEM 2. CHANGE IN SECURITIES

     On July 19, 1995, the Board of Directors of Tejas approved a stock dividend of one-tenth of one share of Common Stock for each share of Common Stock outstanding on July 27, 1995. The stock dividend was paid to holders of record of Common Stock as of July 27, 1995. As a result of the stock dividend, the conversion price of Tejas' 5 1/4% Convertible Preferred Stock was adjusted from $70 to $63.6364 (equivalent to an adjustment in the conversion rate from .7143 to .7857 shares of Common Stock for each Depositary Share representing a one-fifth interest in a share of the 5 1/4% Convertible Preferred Stock). The adjustment to the conversion price (and conversion rate) was effective as of July 28, 1995. In addition, pursuant to the terms of Tejas' Rights Agreement dated November 11, 1994, the number of preferred share purchase rights associated with each share of Common Stock have been adjusted to reflect the stock dividend.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

4.1* Certificate of Incorporation of Tejas (filed as Exhibit 3.1 to Tejas' Registration Statement on Form S-1, No. 33-24697 (the "1988 Registration Statement")).

4.2*    By-Laws  of  Tejas  (filed as  Exhibit 3.2 to the 1988 Registration
        Statement).

4.3* Certificate of Amendment to Certificate of Incorporation of Tejas dated May 12, 1993 (filed as Exhibit 4.3 to Tejas' Form 10-Q for the quarter ended June 30, 1993).

4.4* Certificate of Designation of 5 1/4% Convertible Preferred Stock dated November 2, 1993 (filed as Exhibit 4.1 to Tejas' Form 10-Q for the quarter ended September 30, 1993).

4.5* Rights Agreement, dated as of November 11, 1994, between Tejas and Harris Trust and Savings Bank which includes the Certificate of Designation for the Series C Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B, and the Summary
        ----------                                  ---------
        of Rights to Purchase Preferred Shares as Exhibit C (filed as Exhibit 1
                                                  ---------
        to Tejas' Current Report on Form 8-K dated November 11, 1994).

4.6* Specimen Stock Certificate for Common Stock (filed as Exhibit 4.4 to Tejas' Form 10-Q for the quarter ended June 30, 1993).

4.7* Specimen Depositary Receipt Representing 5 1/4% Depositary Shares (filed as Exhibit 4.8 to Tejas Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

4.8*   Specimen Stock Certificate for 5 1/4% Convertible Preferred Stock
       (filed as Exhibit 4.4 to Tejas' Form 10-Q for the quarter ended September 30, 1993).

4.9* Deposit Agreement dated as of November 2, 1993 among Tejas, Harris Trust and Savings Bank and all holders from time to time of depositary receipts issued thereunder (filed as Exhibit 4.2 to Tejas' Form 10-Q for the quarter ended September 30, 1993).

10.1* Gas Sale and Purchase Contract Between Tejas Gas Corporation, as Seller, and Coral Energy Resources, L.P., as Buyer, dated November 1, 1995 (filed as Exhibit 10.1 to Tejas' Current Report on Form 8-K dated November 2,
       1995) (certain portions of Exhibit 10.1 have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

10.2* Gas Sale and Purchase Contract between Acadian Gas Corporation, as Seller, and Coral Energy Resources, L.P., as Buyer, dated November 1, 1995, (filed as Exhibit 10.2 to Tejas' Current Report on Form 8-K dated November 2, 1995)(certain portions of Exhibit 10.2 have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

10.3* Limited Partnership Agreement of Coral Energy Resources, L.P., dated September 1, 1995 (filed as Exhibit 10.3 to Tejas' Current Report on Form 8-K dated November 2, 1995)(certain portions of Exhibit 10.3 have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

10.4 Exchange Agreement dated July 24, 1995, among Tejas Gas Corporation, Tejas-Acadian Holding Company, Acadian Gas Corporation and Rene R. Joyce.

10.5 Termination and Grant Agreement dated October 5, 1995, among Tejas Gas Corporation, Acadian Gas Corporation and Rene R. Joyce.

11.1   Computation of Earnings per Common Share

27     Financial Data Schedule

       (b)    Reports on Form 8-K

        A Current Report on Form 8-K dated August 8, 1995, was filed during the third quarter of 1995 with respect to Item 5 of Form 8-K "Other Events" to report an agreement with Shell Oil Company to form a natural gas marketing joint venture.


---------------
*     Incorporated by reference as indicated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TEJAS GAS CORPORATION
                                           (Registrant)



                                  By:    /s/ JAMES W. WHALEN
                                      ------------------------
                                      James W. Whalen
                                      Executive Vice President - Chief Financial
                                      Officer (principal financial officer and
                                      principal accounting officer)


Date: November 13, 1995