Form 10-K
period 1995-12-31
TEJAS GAS CORP
filed 1996-03-25
CIK 96864

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
         --------------------------------------------------------------
                                    FORM 10-K
               [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1995
                                       or
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         --------------------------------------------------------------
                         Commission File Number 0-17389
         --------------------------------------------------------------
                              TEJAS GAS CORPORATION
             (Exact Name of Registrant As Specified in Its Charter)
         --------------------------------------------------------------
        DELAWARE                                        76-0263364
(State of Incorporation)                  (I.R.S. Employer Identification No.)

        1301 McKINNEY, SUITE 700
             Houston, Texas                               77010
 (Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, including area code: (713) 658-0509

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                                        NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                           ON WHICH REGISTERED
      Common Stock, $.25 Par Value                      New York Stock Exchange
     Preferred Share Purchase Rights                    New York Stock Exchange
Depositary Shares, each representing a one-tenth
   interest in a share of 9.96% Cumulative
   Preferred Stock, $1.00 Par Value                     New York Stock Exchange
Depositary  Shares,  each representing a one-fifth
interest in a share of 5 1/4% Convertible Preferred
   Stock, $1.00 Par Value                               New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               TITLE OF EACH CLASS
                9.96% Cumulative Preferred Stock, $1.00 Par Value
                5 1/4% Convertible Preferred Stock, $1.00 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been the subject to
such filing requirements for the past 90 days.   YES      X       NO
                                                        -----         -----
     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 12, 1996 was approximately $395,000,000 based on the ending sales price of the Registrant's common stock as reported on the New York Stock Stock Exchange Composite Tape.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.
                                                           Outstanding
          Class                                           March 12, 1996
          -----                                           --------------
Common Stock, $.25 Par Value                             11,603,263 shares

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of December 31, 1995, for its Annual Meeting of Stockholders to be held on May 9, 1996, are incorporated by reference in Part III of this Annual Report.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                           Page
PART I
Item 1.     Business......................................................   2

            General.......................................................   2
            Summary of Operations.........................................   6
            Natural Gas Pipeline Operations...............................   6
            Storage Facilities............................................   9
            Natural Gas Sales.............................................  10
            Natural Gas Supplies..........................................  12
            Natural Gas Transportation....................................  14
            Natural Gas Processing........................................  14
            Natural Gas Treating..........................................  15
            Competition...................................................  15
            Employees.....................................................  16
            Regulatory Matters............................................  16

Item 2.     Properties....................................................  17

Item 3.     Legal Proceeding..............................................  17

Item 4.     Submission of Matters to a Vote of Security Holders...........  18

PART II
Item 5.     Market for the Registrant's Common Equity and Related
                Stockholder Matters.......................................  19

Item 6.     Selected Financial Data.......................................  19

Item 7.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................  21

Item 8.     Financial Statements and Supplementary Data...................  29

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  55

PART III
Item 10.    Directors and Executive Officers of the Registrant............  55

Item 11.    Executive Compensation........................................  55

Item 12.    Security Ownership of Certain Beneficial Owners
                and Management............................................  55

Item 13.    Certain Relationships and Related Transactions................  56

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports
                on Form 8-K...............................................  56


                                     PART I

Item 1.      BUSINESS

GENERAL
-------
         Tejas Gas Corporation ("Tejas") is a major intrastate natural gas pipeline company engaged in the business of purchasing, gathering, processing, treating, transporting and marketing natural gas. Tejas' operations are situated primarily in the major gas producing areas in South Texas, East Texas and the Texas and Louisiana Gulf Coast regions, with additional facilities located in West Virginia and Oklahoma. Tejas is a holding company that conducts operations through three principal second tier subsidiaries, Tejas Gas Corp. ("Tejas Gas"), Acadian Gas Corporation ("Acadian") and Tejas Natural Gas Company ("TNGC"). Tejas-Acadian Holding Company ("TAHC"), a wholly owned subsidiary of Tejas, was organized in December 1994 and owns the capital stock of each of Tejas Gas, Acadian and TNGC. Tejas Alliance Holding Company ("TALHC"), a wholly owned subsidiary of Tejas, was organized in July 1995 to hold an interest in Coral Energy Resources, L.P. ("Coral"), an energy marketing joint venture with Shell Oil Company ("Shell"). Unless the context indicates otherwise, the term "Tejas" includes TAHC, Tejas Gas, Acadian, TNGC, and TALHC and their respective subsidiaries.

         Tejas is one of the largest independent intrastate gatherers and transporters of natural gas volumes through company-owned pipelines in the United States. During 1995, Tejas had an average throughput of 3.2 billion cubic feet ("BCF") of natural gas per day in its natural gas sales, transportation and processing activities. In 1995, Tejas' core business of purchasing, selling and transporting natural gas through its pipeline systems accounted for approximately 97% of its total volumes and 96% of earnings from operations, with the balance attributable to natural gas processing, treating and off-system marketing.

         As of December 31, 1995, Tejas owned and/or operated intrastate pipeline systems collectively comprising approximately 5,488 miles of pipeline. This includes 20% and 50% interests, respectively, in two joint venture pipelines (the "South Texas Joint Venture Pipelines") comprising approximately 230 miles of pipeline, a 50% interest in a 48-mile pipeline system (the "Big Cowboy System") and a 50% capital interest in a partnership, Gulf Coast Natural Gas Company ("Gulf Coast"), which owns approximately 580 miles of pipeline.

         Tejas' pipeline systems consist of main lines, lateral lines and gathering lines and have 205 interconnections with both interstate and intrastate pipelines in Texas and Louisiana. Through these interconnections, Tejas can access natural gas supplies from sources not directly connected to its pipelines and deliver natural gas to those customers who are outside of Tejas' geographical area of pipeline operations.

         Tejas owns an underground natural gas storage facility in Texas and leases an underground natural gas storage facility in Louisiana. The Texas facility, known as the West Clear Lake Storage Facility ("WCLSF"), is one of the largest natural gas storage facilities in Texas.

         Tejas owns, or owns interests in, eight natural gas processing plants which have processing capacities ranging from 10 million cubic feet ("MMCF") per day to 40 MMCF per day. Tejas' two treating plants have an aggregate treating capacity of 100 MMCF per day.

          Tejas, a Delaware corporation, was organized on September 16, 1988 by Hamilton Oil Corporation ("HOC") for the purpose of holding the capital stock of Tejas Gas, which had been an indirect, wholly owned subsidiary of HOC or its predecessor since 1979. Tejas Gas has been engaged in natural gas pipeline operations and related activities since its inception in 1967. On July 1, 1988, Tejas Gas purchased all of the outstanding capital stock of Gulf Energy Holding Inc. another company engaged through subsidiaries in natural gas pipeline operations, principally in Texas. On December 27, 1988, Tejas' capital stock was distributed to the stockholders of HOC in the form of a spin-off. On December 28, 1990, Tejas purchased through a wholly owned subsidiary, Acadian, all of the capital stock of several corporations comprising the Acadian Gas Group, a group of companies engaged in natural gas pipeline operations, principally in Louisiana. On September 15, 1993, Tejas, through a newly formed wholly owned subsidiary, TNGC, acquired from Exxon Corporation ("Exxon") substantially all of Exxon's Texas and Louisiana intrastate natural gas pipeline operations as well as a significant natural gas storage facility. In January 1995, Tejas transferred the capital stock of each of Tejas Gas, Acadian and TNGC to its wholly owned subsidiary, TAHC, in connection with the amendment and consolidation of Tejas' credit facilities, which is more fully discussed under "Liquidity" included in Item 7 herein. Tejas, through subsidiaries of TALHC, holds a one-third interest in Coral, a natural gas marketing venture.

Formation of Coral Energy Resources, L.P.
-----------------------------------------

         On November 1, 1995, Coral, a new independently managed energy marketing venture between Tejas and Shell, commenced operations. Coral is a Delaware limited partnership formed in September 1995 to market natural gas and energy for Tejas and Shell. Coral is owned one-third by subsidiaries of Tejas and two-thirds by certain subsidiaries of Shell. Tejas has the option to acquire up to a 50% interest in Coral in either 1998 or 1999 based on the attainment of certain earnings and/or volume levels. Coral's board of directors consists of four members, two of whom are appointed by Tejas and two by Shell.

         Coral initially began marketing 3.7 BCF per day of Tejas and Shell natural gas volumes. Tejas provides Coral access to Tejas' 5,488 miles of natural gas pipeline. Tejas' pipeline system has more than 200 interconnects with other pipelines serving the U.S. and has access to gas supplies from Tejas' gathering and transmission systems located in Texas and Louisiana. Coral was initially staffed with employees from Tejas and Shell. In addition, Coral has entered into a contractual arrangement with Bankers Trust to assist the new company in providing a variety of specially tailored risk management services.

         Pursuant to the Coral limited partnership agreement and related gas sales contracts, the new company has access to Tejas' pipelines and storage facilities and Shell dedicates over 2 BCF per day of gross natural gas production and approximately 5.5 trillion cubic feet of natural gas reserves. Tejas has committed to Coral substantially all of its natural gas supply, and Shell has committed to Coral substantially all of its gas production in the United States (excluding Alaska and Hawaii). In addition, Tejas provides intrastate marketing expertise, and Shell provides interstate marketing expertise, as well as treasury and administrative support services. Coral conducts natural gas marketing activities for both Tejas and Shell.

         Tejas and Shell have each contributed cash and economic interests in natural gas sales contracts to Coral for their respective interests. Each partner has received equity credit for natural gas committed to the partnership that is subject to long-term contracts, and natural gas volumes and margins are subject to make-up payments by the responsible partner if actual volumes and margins fail to meet targeted contract levels. If Coral is unable to take all of the natural gas tendered for delivery by the parties, Coral is obligated to pay for such natural gas at the price that would have otherwise been applicable, mitigated by the amount obtained from any sales of such natural gas to third parties.

Exxon Transaction
-----------------

         In September 1993, Tejas through TNGC, acquired substantially all of Exxon's intrastate natural gas pipeline operations in Texas and Louisiana (the "Exxon Transaction"). Significant assets acquired, either through cash purchase or lease, included a 1,442-mile pipeline system in Texas (the "Tejas Gas Pipeline System," formerly known as the EGSI System), a 565-mile pipeline system in Louisiana (the "Cypress Gas

Pipeline System," formerly known as the Monterrey System) and a 125 BCF natural gas storage facility located near the Houston Ship Channel (the WCLSF). These pipeline systems have a combined throughput capacity of approximately 3.2 BCF per day.

         The Exxon Transaction increased Tejas' miles of pipeline systems which it owns and/or operates by approximately 2,000 miles and increased Tejas' average daily throughput by approximately 1.8 BCF. Approximately 508 miles of the Tejas Gas Pipeline System were purchased from Exxon by an unrelated third party (the "Lessor") and leased to Tejas under a five-year operating lease. Tejas has the option to purchase the leased portion of the pipeline system (the "Leased System") during the term of the lease for approximately $144.5 million or pay a termination fee at the end of the lease of approximately $122.8 million. The total consideration paid to Exxon for the Exxon Transaction at closing was $380 million, of which $235.5 million was paid by Tejas and $144.5 million was paid by the Lessor. Tejas financed its cash requirements for the Exxon Transaction, including transaction costs of approximately $12 million, primarily with bank borrowings (see Notes 3 and 11 of "Notes to Consolidated Financial Statements").

         The executive offices of Tejas are at 1301 McKinney, Suite 700, Houston, Texas 77010, and its telephone number is (713) 658-0509.

          On page 5 of the printed document, a map appears that shows the physical locations of the principal natural gas pipeline systems and natural gas processing and treating plants within the states of Texas, Louisiana and West Virginia.

SUMMARY OF OPERATIONS
---------------------

         The following table sets forth summary data for Tejas' operations. TNGC's pipelines and operations are included in this table only for periods subsequent to its acquisition by Tejas in September 1993.


Year Ended December 31,                         1995        1994          1993
--------------------------------------------------------------------------------

Miles of pipeline(1)                           5,488       5,426         5,323
Operating natural gas processing plants            8           8             8
Operating treating plants                          2           2             2

Average daily throughput in MMCF:
       System sales                            1,515       1,285           831
       Transportation                          1,469       1,688           913
       Gulf Coast (Tejas' share)                 115         113           110
--------------------------------------------------------------------------------
       Total system throughput                 3,099       3,086         1,854
       Gas processed and other                    87          94           151
--------------------------------------------------------------------------------
           Total throughput                    3,186       3,180         2,005
--------------------------------------------------------------------------------
Average daily natural gas liquids
       production in thousands of gallons        179         190           215

Average daily treating plant inlet volumes
       in MMCF(2)                                 43          53            54
--------------------------------------------------------------------------------

------------------------
(1) Includes 230 miles of the South Texas Joint Venture Pipelines, 48 miles of the Big Cowboy System, 580 miles for the Gulf Coast System and the 508 mile Leased System.

(2) Treated volumes are also included in transportation volumes as such volumes are handled by Tejas' natural gas pipelines.

NATURAL GAS PIPELINE OPERATIONS
-------------------------------

         Tejas' natural gas pipeline operations involve the purchase of natural gas from various suppliers and the transportation and resale, through Coral, of such natural gas to electric utility companies, local distribution companies, industrial customers, affiliates of other pipeline companies, and pure marketing companies as well as the transportation of natural gas for others on a fee basis. Tejas' natural gas pipeline operations also include compression and dehydration.

         Tejas' natural gas pipeline systems are substantially all located on properties owned by others. Tejas has obtained easements or rights-of-way for its natural gas pipeline systems which generally provide for perpetual possession and use. In certain instances, periodic payments are required to be made. Where believed required, permits and licenses for natural gas pipeline systems crossing or adjacent to public properties have also been obtained. Certain easements have been acquired through eminent domain proceedings.

        Tejas' principal natural gas pipeline systems in Texas are the South Texas Systems, the Tejas Gas Pipeline System, the Fort Worth Basin Systems, the East Texas Systems, the Gulf Coast System and the Neches Pipeline System. Tejas' principal natural gas pipeline systems in Louisiana are the Acadian Gas Pipeline System, the Cypress Gas Pipeline System and the LEDCO System ("LEDCO").

        The South Texas System consists of 801 miles of pipeline and includes 10 compressors ranging in size from 157 horsepower to 1,100 horsepower, for a total of 6,400 horsepower. The South Texas System interconnects with the South Texas Joint Venture Pipelines, which consist of approximately 230 miles of 16- to 30-inch diameter pipelines. In September 1994, Tejas completed construction of a 24-inch diameter, 250 MMCF per day capacity natural gas pipeline, connecting Tejas' extensive gathering system in South Texas to its Tejas Gas Pipeline System at a location near the King Ranch gas plant in Kleberg County. The 90 mile pipeline provided much needed additional capacity to move significant new natural gas production from the Bob West Field being developed in Starr County as well as from other sources of natural gas located along Tejas' South Texas gathering system. This new pipeline has increased Tejas' throughput in South Texas and along the Gulf Coast as well as secured additional natural gas supplies for future term sales. Total costs for the pipeline and an interconnected three-mile section of 12-inch pipeline were $26.2 million. Also interconnecting with the South Texas Joint Venture Pipelines, as well as the Tejas Gas Pipeline System, is the Big Cowboy System which consists of 48 miles of 16-inch diameter pipeline. Tejas completed construction and began operating the Big Cowboy System, owned jointly by Tejas Gas and Houston Pipe Line Company ("HPL"), in March 1993. Tejas paid $7.3 million in total construction costs for the Big Cowboy System and, for a specified term during which Tejas has 100% of the capacity rights, HPL is committed to transport a minimum volume of natural gas. Since commencing operation, the Big Cowboy System has transported an average of approximately 100 MMCF of natural gas per day. Together, the South Texas System, the South Texas Joint Venture Pipelines and the Big Cowboy System have 19 interconnections with other pipelines, and Tejas' capacity of these combined systems is 855 MMCF per day.

         The Tejas Gas Pipeline System is comprised of a 949-mile pipeline system that extends from the King Ranch processing plant in Kleberg County, Texas along the Texas Gulf Coast to the Louisiana border and the 508-mile Leased System which extends from north of Houston to Carthage, Texas. The Tejas Gas Pipeline System has approximately 52 major interconnections with other pipelines and has a throughput capacity of approximately 2,900 MMCF per day. The Leased System is leased under the terms of an operating lease as described in this Item
1. under "Exxon Transaction."

         The Fort Worth Basin Systems consist of 343 miles of pipeline and include 22 compressors ranging in size from 96 horsepower to 2,200 horsepower, for a total of 16,000 horsepower. The throughput capacity of the Fort Worth Basin Systems is 75 MMCF per day.

         The East Texas Systems include several individual systems which collectively contain 320 miles of pipeline and have an aggregate throughput capacity of 422 MMCF per day. During 1993, Tejas added approximately 50 miles of pipeline to its East Texas Systems with the purchase of East Texas Industrial Gas Company ("ETIG"). ETIG's pipeline interconnects with Tejas' existing East Texas Systems and the Tejas Gas Pipeline System.

         The South Texas System, the Fort Worth Basin Systems and the East Texas Systems generally consist of numerous 2- to 4-inch diameter lines laid from individual wells or common receiving points to points of connection with 6- to 20-inch diameter transmission lines which move the natural gas to the facilities of end-user customers or to delivery points on third-party pipelines for further delivery to Tejas' customers. The Tejas Gas Pipeline System primarily consists of 12- to 36-inch diameter transmission lines.

         Gulf Coast is a partnership formed on January 1, 1992 in which Tejas Gas and ENSERCH Corporation ("ENSERCH") each own a 50% interest. Tejas operates the partnership's 580-mile pipeline system (the "Gulf Coast System") which extends along the Texas Gulf Coast from Bee County eastward to a point near the Katy pipeline hub west of Houston. The Gulf Coast System has a capacity of approximately 200 MMCF per day and is connected to Tejas' South Texas pipeline network, thereby accessing supplies for Gulf Coast's markets. The Gulf Coast System is also connected to ENSERCH's Lone Star Gas Company pipeline system and through such connection has access to pipeline hubs in West Texas and East Texas.

        The Neches Pipeline System, which consists of two pipeline segments located in Jefferson, Orange and Montgomery Counties of Texas, has a total of 65 miles of 10- to 16-inch diameter pipelines with a combined throughput capacity of approximately 185 MMCF per day. The system is used primarily to deliver natural gas sold by Tejas to electrical utility power plants in Texas.

         The Acadian Gas Pipeline System, located in southern Louisiana, consists of 426 miles of 12- to 20-inch diameter transmission lines and lesser diameter lateral and gathering lines. Natural gas is received at numerous interconnections with natural gas producers' facilities or from third-party pipelines and delivered to customers' facilities in southern Louisiana and, through numerous interconnections with other pipelines, to markets in other areas of the state. The throughput capacity of this system is approximately 600 MMCF per day. The principal market areas served by this system include the industrial corridor along the Mississippi River between Baton Rouge and New Orleans.

         The Cypress Gas Pipeline System is a 577-mile pipeline located in south central Louisiana. It consists of 10- to 22-inch diameter transmission lines and lesser diameter lateral and gathering lines. This pipeline system has interconnections with most of the interstate and intrastate pipeline systems operating in southern Louisiana and has a throughput capacity of approximately 300 MMCF per day.

          The LEDCO System is comprised of several Louisiana companies involved in the intrastate gathering, transportation, and marketing of natural gas in Louisiana. These facilities which were acquired in 1995 include over 110 miles of pipelines with an aggregated capacity of approximately 200 MMCF per day and a 1995 average throughput of 69 MMCF. The pipelines range in size from 4- to 16-inch diameter with major systems located in North and South Louisiana. The majority of the supply connected to LEDCO's pipeline systems is from wellhead sources.

         Tejas' remaining wholly owned pipeline systems have pipelines which range in size from 18-inch diameter transmission lines to 2-inch diameter gathering lines and in length from 87 miles to less than one mile. These smaller systems generally gather natural gas from individual wells or from producers' common delivery points and deliver such gas to third-party pipelines for further delivery to Tejas' customers or for the account of the producers. These systems are located in Texas, offshore Texas state waters and Louisiana.

         The following table sets forth information as to Tejas' natural gas pipeline systems as of December 31, 1995.

                                                                         1995
                                                                       Average
                                                        Pipeline       Pipeline
                                            Miles of    Capacity      Throughput
                                            Pipeline   (MMCF/D)(1)   (MMCF/D)(2)
--------------------------------------------------------------------------------

South Texas Systems:
     South Texas System                        801         680
     South Texas Joint Venture Pipelines(3)    230          75
     Big Cowboy System(3)                       48         100
--------------------------------------------------------------------------------
Total                                        1,079         855           565
Tejas Gas Pipeline System(4)                 1,457       2,900         1,747
Fort Worth Basin Systems                       343          75            44
East Texas Systems                             320         422           128
Acadian Gas Pipeline System                    426         600           424
Cypress Gas Pipeline System                    577         300           271
LEDCO System                                   110         200            69
Gulf Coast System(3)                           580         200           115
Other(5)                                       596         N/A(6)       (264)
-------------------------------------------------------------------------------
     Total                                   5,488                     3,099
--------------------------------------------------------------------------------

------------------------
(1) Pipeline capacity is subject to increases or decreases depending upon natural gas pressures, compression and points of delivery into or out of pipelines.
(2) Excludes off-system sales. Includes only Tejas' share of throughput in joint ventures.
(3)      Systems are owned less than 100% by Tejas.
(4)      Includes the Leased System.
(5)      Includes inter-segment eliminations.
(6) Capacity calculations for these natural gas systems are not meaningful because of variances in supply availability, wellhead pressures and delivery point pressures.


STORAGE FACILITIES
------------------

         In late 1992, Tejas began operation of a leased salt dome natural gas storage facility near Napoleonville, Louisiana. Located at the center of Acadian's pipeline system, the facility has a storage capacity of 3.7 BCF and withdrawal capacity of 225 MMCF per day. The storage facility is designed to support the supply swing requirements relating to significant business with electric utility companies and natural gas distribution companies resulting from contracts entered into with such companies as well as other new business that may develop in the future. The facility site was obtained under a 10-year lease, under which Tejas has an option to extend the lease term for an additional 10 years. An affiliate of the lessor has contractual rights to 25% of the facility's storage and withdrawal capacity. Another company has purchased a 25% interest in the storage project and has borne a proportionate amount of the construction costs, in order to obtain greater delivery flexibility for its peak winter requirements. Its rights to total withdrawal capacity will be reduced to approximately 5% during Tejas' peak summer demand period.

         As a part of the Exxon Transaction, Tejas purchased the WCLSF. This storage facility, strategically located near the Houston Ship Channel, is one of the largest natural gas storage reservoirs in Texas. The WCLSF is currently capable of storing up to approximately 125 BCF of natural gas with injection rates of approximately 80 MMCF per day. The injection rate is expected to increase to 240 MMCF per day during the first quarter of 1996 as a result of capital expenditures. Capital expenditures have enhanced the withdrawal rates at the facility from 220 MMCF per day as of September 1993 to 550 MMCF per day during the fourth quarter of 1995. The $9.8 million of capital invested through December 31, 1995 (excluding $22.5 million for cushion gas) by Tejas at WCLSF since September 1993 has increased the availability of natural gas and the operational flexibility of the WCLSF. This will permit Tejas to sell approximately 11 BCF of additional natural gas volumes out of the storage facility during the current winter season and to provide additional volumes to accommodate the seasonal needs of customers. Further development of the WCLSF is possible and Tejas will continue to monitor and review the economic benefit of such development.

NATURAL GAS SALES
-----------------

         Through Coral, Tejas sells natural gas to electric utilities, local distribution companies, industrial end-users, marketing affiliates of other pipeline companies and pure marketing companies. Tejas' electric utility and industrial customers normally consume the natural gas in their own operations while local distribution companies, pipeline affiliated customers, and pure marketing customers generally resell the natural gas. Tejas' natural gas sales are made pursuant to long-term contracts of primarily 5 to 20 1/2 years in duration as well as under short-term agreements which generally range from one month to one year in duration. Substantially all of Tejas' long-term sales contracts, or an interest in those contracts, have been assigned to Coral. The majority of the sales agreements discussed below are subject to this arrangement with Coral. For further discussion of Coral, see "Formation of Coral Energy Resources, L.P." and Note 8 of "Notes to Consolidated Financial Statements".

Long-Term Sales Agreements
--------------------------

         The majority of Tejas' long-term sales agreements provide for minimum annual volumes to be delivered at market prices, determined monthly, plus a predetermined margin. A small portion of Tejas' long-term sales are also made under contracts whereby natural gas produced from a designated geographical area, and which Tejas elects to purchase, is sold at a fixed price. Substantially all of Tejas' long-term sales are made to electric utility companies, local natural gas distribution companies and industrial customers. The margins available to Tejas from such sales are greater than those currently available under short-term contracts because of the additional services provided by Tejas in connection with such sales. These services include aggregation of supplies, assurance of supplies and the dedication of such Tejas facilities as are necessary to provide for large swings in the volumes of deliveries to the customers as the customers' requirements vary from season to season or from day to day. Long-term sales contracts comprised approximately 42% of total system sales volumes in both 1995 and 1994.

Evangeline Gas Pipeline Company, L.P.
-------------------------------------

         Under 20 1/2-year agreements with Evangeline Gas Pipeline Company, L.P. ("Evangeline") expiring at the end of 2012, Tejas sold to Evangeline minimum volumes of 85 MMCF per day in 1994 and 100 MMCF per day in 1995 and will sell 100 MMCF per day each year thereafter. These volumes are sold to Evangeline at market-responsive prices plus predetermined margins. Evangeline uses such supply to meet its own supply obligation under a corresponding sales agreement with Louisiana Power & Light ("LP&L"), a major utility company in the Louisiana Gulf Coast area. Tejas owns direct and indirect ownership interests totaling 49.5% in Evangeline.

Gulf States Utilities Company
-----------------------------

         Under agreements with 8-year terms expiring on October 31, 1999 with Gulf States Utilities Company ("GSU"), Tejas sells minimum annual volumes of approximately 24 BCF to GSU's electric generating plants in Texas (Sabine and Lewis Creek plants) and Louisiana (Willow Glen plant). Such volumes are sold to GSU at market-responsive prices plus predetermined margins. As part of the Exxon Transaction, Tejas assumed an existing agreement between Exxon and GSU which provides for estimated average sales of approximately 30 MMCF per day at GSU's Lewis Creek and Sabine electric generating plants which expires in June 1996.

New Orleans Public Service, Inc.
--------------------------------

         During the first quarter of 1992, Tejas executed an agreement with New Orleans Public Service, Inc. ("NOPSI") to extend for ten years its winter season natural gas supply agreement. The agreement provides that Acadian will sell a minimum of 20 BCF of natural gas over the ten-year period at market-responsive prices plus predetermined margins. During the term of the agreement, NOPSI will have the right to purchase up to 3.5 BCF of natural gas during each winter season from Acadian.

LGS Natural Gas Company
-----------------------

         Under a 12-year agreement expiring on April 1, 2003, Tejas sells a minimum annual volume of approximately 3 BCF of natural gas to LGS Natural Gas Company ("LGS"), a wholly owned subsidiary of Citizens Utilities Company. Such volumes are sold at market-responsive prices plus predetermined margins.

Exxon Sales Agreement
---------------------

         As discussed under the caption "Long-Term Supply Agreements" included in this Item 1, Tejas has entered into certain long-term transportation and supply agreements with Exxon in conjunction with the Exxon Transaction. Such agreements as therein described provide for Tejas to transport Exxon's production through Tejas' systems; however, Exxon has the option to purchase certain volumes of natural gas from Tejas in lieu of transporting certain committed volumes.

Short-Term Sales Contracts
--------------------------

         Short-term sales agreements generally provide for delivery of negotiated volumes for a 30-day period at prevailing market prices. Customers for short-term sales agreements are principally industrial companies, marketing affiliates of other pipeline companies, and pure marketing companies, but may also include local distribution companies and electric utilities. Profit margins for such sales are currently much lower than those made under long-term sales contracts and vary from month to month since they are affected by competition for natural gas markets at the time of sale as well as the cost of natural gas supplies. The cost of supplies will vary depending upon competition for such supplies and the services provided by Tejas to producers, including gathering of the natural gas from the producers' wells, compression and dehydration. Tejas delivered from its systems an average of 923 MMCF per day under short-term sales agreements during 1995 and 778 MMCF per day during 1994. In addition, Tejas sold 11 MMCF per day off-system during 1995 and 10 MMCF per day during 1994. Off-system sales generally provide for substantially lower profit margins per unit sold than sales made from Tejas' systems.

Seasonal Variations
-------------------

         Tejas' natural gas sales are affected by seasonal changes in demand for natural gas because of weather. Tejas has its greatest demands during the winter heating season and the summer air conditioning season so that greater volumes, revenues and earnings from operations are usually experienced during those periods of the year. Variations in extremes of weather from year to year have in the past resulted in significant variations in Tejas' natural gas throughput, revenues and earnings for those years.

Principal Customers
-------------------

         Sales to Coral represented 10% of Tejas' revenues in 1995. No single customer accounted for 10% of Tejas' revenues in 1994. In 1993, long-term and short-term sales to GSU and sales to Evangeline represented 10% and 13% of Tejas' revenues, respectively.


NATURAL GAS SUPPLIES
--------------------

         Tejas purchases natural gas from a variety of suppliers, ranging from small independent producers to major oil and gas companies and marketing affiliates of other pipeline companies, under approximately 1,681 long-term and short-term natural gas purchase contracts. Tejas does not own any natural gas reserves.

         Natural gas supplies connected to Tejas' pipeline systems in Texas are concentrated in South Texas, offshore Texas, the onshore Gulf Coast Region of Texas, the Fort Worth Basin, and in various producing areas in central and East Texas. Supplies are also obtained from other producing areas through interconnections with third-party pipelines.

         The South Texas System is located in an area in which active drilling and completion of natural gas wells have continued over the past several years and in which production levels have, therefore, remained generally constant. Tejas believes active drilling in this area will continue because of its geological nature and relatively high rate of successful well completions.

         The Tejas Gas Pipeline System has access to major producing areas and reserves located in the South Texas, offshore Texas, onshore Gulf Coast and East Texas areas. It is connected to the King Ranch production via the King Ranch Gas Processing Plant tailgate, with further access to additional third-party production from the McAllen Ranch area. The Tejas Gas Pipeline System is also expected to benefit from access to reserves and production connected to Tejas' South Texas System, which gathers natural gas from the Wilcox Trend in Webb, Zapata, Starr and Hidalgo Counties.

         The Fort Worth Basin Systems' access to supplies is more limited than that of the South Texas System and the Tejas Gas Pipeline System and the connected producing wells are subject to greater production rate declines. While supplies for the systems have been relatively stable over the past several years because of new supplies made available, the maintenance or increase of the supply levels will be highly dependent on new drilling in the area.

         The East Texas Systems have direct connections to numerous natural gas wells for a majority of their supplies, but a portion of their supplies are obtained from other sources in the Carthage area through third-party pipelines. The ability of these systems to maintain or increase the amount of their supplies is largely dependent upon Tejas' ability to maintain or increase its sales volumes to customers at market prices which will allow Tejas to be competitive in bidding for available supplies.

         Supplies for the Neches Pipeline System in Texas, and the Acadian Gas Pipeline System and Cypress Gas Pipeline System in Louisiana, are purchased principally under short-term contracts from producers in southern and offshore Louisiana and offshore Texas through direct pipeline connections or through interconnections with a number of third-party pipelines. The Acadian Gas Pipeline System also has a direct connection with the Henry Hub, a major natural gas receipt and delivery point in southern Louisiana from which supplies may be obtained from numerous sources. Currently, as well as during the last several years, natural gas supplies available for purchase on a short-term basis for these systems have been relatively stable and abundant. Tejas foresees no significant reduction in the availability of such supplies in the near term. However, if quantities of supplies should diminish in the future, Tejas believes that it can successfully compete for available supplies because a significant portion of Tejas' sales will be made under long-term sales contracts which provide for sales volumes at market-related prices plus a predetermined margin. This will allow Tejas to offer suppliers competitive prices as well as a reasonably continuous market for their supplies.

         During 1995, Tejas purchased approximately 47% of its natural gas supplies under month-to-month purchase contracts. The remaining 53% of its supplies were obtained from wells which are directly connected to Tejas' systems and which Tejas considers to be long-term supplies either because of a lack of competing pipelines being reasonably accessible to such wells or because of contractual long-term dedications of the wells' production to Tejas' systems. These supplies are subject to decline through natural depletion of the wells. The maintenance or increase in the amount of such long-term supplies will depend upon the drilling and completion of new natural gas wells and upon Tejas' ability to successfully compete for such newly developed supplies.

         Purchases of natural gas from Tejas' five largest suppliers accounted for approximately 34% of its total purchased volume during 1995 and approximately 42% of its total purchased volume during 1994. The largest single supplier accounted for approximately 19% and 23% of such total volume for 1995 and 1994, respectively. See also "Long-Term Supply Agreements" herein.


Long-Term Supply Agreements
----------------------------

NERCO Oil & Gas
---------------

         In December 1991, Tejas entered into a 20-year contract with a producer, NERCO Oil & Gas, Inc. ("NOG"), under which, beginning January 1, 1993, minimum annual average volumes of 50 MMCF per day are purchased at prices approximately equal to current average producers' prices, determined monthly. NOG subsequently assigned such contract to Louisiana Land and Exploration Company. These purchases are intended to provide approximately one-half of the supply requirements for the sales contract with Evangeline, which is described under "Natural Gas Sales" herein.

Exxon Purchase and Transportation Agreements
--------------------------------------------

         As part of the Exxon Transaction, Tejas has entered into certain purchase and transportation agreements with Exxon. In Texas, Exxon has committed to the Tejas Gas Pipeline System a substantial portion of its available natural gas production from certain fields for a period of ten years. Such volume commitment includes agreements under which Tejas transports volumes on the Tejas Gas Pipeline System for Exxon and/or purchases volumes Exxon delivers to the Tejas Gas Pipeline System. Volumes purchased by Tejas under these agreements are at prices determined by monthly indices which are intended to reflect current market prices. This volume commitment for natural gas is approximately 500 MMCF per day, including Exxon's commitment for ten years to transport a minimum of 175 MMCF per day on the Tejas Gas Pipeline System for delivery to Exxon's Baytown Refinery, unless limited by the total natural gas requirements of the refinery. In Louisiana, Tejas transports a minimum of 70 MMCF per day on the Cypress Gas Pipeline System to Exxon's Baton Rouge Chemical/Refinery Complex and also transports certain volumes of natural gas to Exxon's Baton Rouge Gas Processing Plant, as determined by the requirements of the processing plant.

Other Contracts
---------------

         Other than the supply contracts referred to above, for the past several years the contracts entered into by Tejas do not obligate it to purchase fixed quantities of natural gas and such contracts are effectively terminable by either the buyer or the seller on relatively short notice (generally 30 to 90 days). However, Tejas is party to some older, longer-term natural gas purchase contracts under which it is required, under certain circumstances, to purchase, or to pay for if not taken, certain minimum volumes of natural gas at set prices (so-called "take-or-pay" contracts). Possible take-or-pay claims may continue to accrue under such older contracts until their expiration or renegotiation. Most of these take-or-pay contracts will expire within the next four years. Payments, if any, made under these take-or-pay provisions for natural gas not actually taken are sometimes subject to being recouped out of takes of natural gas in future periods in accordance with the terms of the contracts. In certain instances, Tejas has similar take-or-pay provisions in sales contracts with its customers.

          Tejas Gas is a defendant in one pending take-or-pay lawsuit for which alleged damages in excess of $36.0 million is claimed against Tejas Gas. See "Item 3. Legal Proceedings" herein. Certain other producers have made claims against Tejas Gas pursuant to take-or-pay provisions. Tejas estimates that such claims are not material. Management believes that Tejas has adequate defenses or recourse to third parties relating to such lawsuit and claims, and does not believe that these matters will have a material adverse effect on Tejas' financial condition. However, the ultimate outcome of the lawsuit and such claims is uncertain at the present time.


NATURAL GAS TRANSPORTATION
--------------------------

         Tejas' business includes the transportation of natural gas through its pipelines for others on a fee basis. Tejas receives natural gas from producers or other pipelines or shippers at specified points on its systems and redelivers the natural gas at other points. Transportation agreements provide for a fee per unit of volume transported. During 1995 and 1994, Tejas delivered an average of 1,469 MMCF and 1,688 MMCF per day, respectively, under transportation agreements. The decrease in volumes during 1995 is primarily the result of the expiration of two low margin transportation contracts and a reduction in volumes nominated under a third low margin contract. In addition, volumes were negatively impacted by warmer than normal weather in Tejas' market area during the first half of 1995.


NATURAL GAS PROCESSING
----------------------

         At December 31, 1995, Tejas owned, or owned significant interests in, eight natural gas processing plants.

         Tejas' natural gas processing operations consist of extracting natural gas liquids (ethane, propane, butanes and heavier products, collectively, "NGLs") from natural gas supplied by producers and other pipeline companies, either through Tejas-owned pipelines or directly from other companies' pipelines. After processing, the residue natural gas is returned to the pipelines. The NGLs extracted are transported to third- party fractionation facilities where the products are separated and then generally sold to wholesalers.

         The processing contracts for some of Tejas' more significant natural gas processing plant operations provide that Tejas receive certain minimum revenues for processing. The processing contracts for Tejas' other plants generally provide that Tejas receive all or a portion of the NGLs extracted as its fee for processing, and the profitability of such plants depends directly upon the volumes and sales prices of NGLs extracted, the volumes and prices of natural gas consumed in the processing and the volume of natural gas supplies available for processing. During 1995, Tejas' natural gas plants processed an average of 76 MMCF per day and produced an average of 178,800 gallons of NGLs per day.

         The following table sets forth information as to Tejas' natural gas processing plants as of and for the year ended December 31, 1995. Tejas' interest in the operations of these plants is 100% unless otherwise indicated:

                                                 1995
                                 --------------------------------------
                                         AVERAGE DAILY VOLUMES
                                 --------------------------------------
                                         Daily       Inlet
                                      Processing  Natural Gas        NGL
                            Number     Capacity      Volume      Production
Plant Location            of Plants     (MMCF)       (MMCF)       (Gallons)
--------------------------------------------------------------------------------
West Virginia (1)             3           65           38           66,100
Texas                         4           85           36          108,000
Louisiana (45% owned)         1           15            2            4,700
--------------------------------------------------------------------------------
      Total                   8          165           76          178,800
--------------------------------------------------------------------------------


--------------------------

(1)      Operated under guaranteed return contracts.


NATURAL GAS TREATING
--------------------

         Natural gas treating operations involve removing hydrogen sulfide and carbon dioxide from natural gas to make it marketable. These services are normally conducted under long-term contracts for a fee per unit of natural gas volume treated. Tejas owns and operates two natural gas treating plants in Texas which have an aggregate treating capacity of approximately 100 MMCF of natural gas per day. During 1995 and 1994, these plants treated an average of 43 MMCF and 53 MMCF per day, respectively.


COMPETITION
-----------

         Significant competition exists for Tejas in many of its geographic areas of operations in both purchasing natural gas supplies and in marketing such supplies. The ability to offer competitive prices, reasonable assurances of a continuous market and a favorable performance history with producers are the principal factors in being competitive for supplies. Additionally, the extent of direct connections between the producers' wells or gathering facilities and Tejas' gathering or transmission lines is an important competitive factor. Successful competition for markets depends primarily upon the ability to deliver natural gas supplies to customers at competitive prices and in such quantities as the customer may need from time to time as well as having a record of reliability in performing the services required.

         Currently, a significant portion of Tejas' volumes of natural gas purchased and resold are under short-term contracts which are subject to renegotiation of prices and volumes, usually on a monthly basis. Although this affords Tejas greater flexibility in responding to changing market conditions, supplies and markets under such contracts are not assured. In addition, excess supplies in relation to demand causes competition for available markets. Tejas has numerous competitors in its geographic area of operations, many of which are larger interstate pipeline companies with more extensive pipeline networks and greater capital resources. Accordingly, for Tejas to remain competitive it must continually meet or exceed such competitors' ability to offer reliable services and competitive pricing. Tejas also faces varying degrees of competition from the use of alternative energy sources, such as electricity, coal, and oil.


EMPLOYEES
---------

         Tejas had 383 employees at December 31, 1995. In connection with the formation of Coral, Tejas transferred 25 employees to Coral in November 1995. None of Tejas' employees are represented by a union. Management believes that Tejas' relations with its employees are satisfactory.


REGULATORY MATTERS
------------------

         Tejas' acilities and operations are subject to regulation by various governmental agencies at both the federal and state level. Tejas' intrastate Operations in Texas are subject to state regulations issued by the Railroad Commission of Texas under the Cox Act, the Gas Utilities Regulatory Act and the Natural Resources Code. The Railroad Commission of Texas regulates intrastate pipeline companies as to rates, services and safety. Tejas' Louisiana operations are subject to state regulations issued by the Louisiana Public Service Commission and the Louisiana Department of Natural Resources. The Louisiana Public Service Commission regulates Tejas' city gate sales. Within the Louisiana Department of Natural Resources, the Office of Conservation has the authority to regulate all pipeline interconnections, transportation and construction or abandonment of facilities, and the Office of Pipeline Safety monitors the implementation of U.S. Department of Transportation and Louisiana pipeline safety regulations.

         At the federal level, Tejas is subject to regulations of the Federal Energy Regulatory Commission (the "FERC") under the Natural Gas Policy Act of 1978 and regulations implementing the Federal Natural Gas Pipeline Safety Act of 1968, which concerns pipeline safety. With respect to interstate pipeline operations, the FERC has promulgated a series of orders that have led to the restructuring of pipeline services and to the requirements that all interstate pipelines provide "open access" service to anyone so requesting. While the detailed "open access" regulations do not apply to intrastate pipelines such as those of Tejas, the FERC does require that intrastate pipelines which provide certain interstate services pursuant to Section 311 of the Natural Gas Policy Act do so on an open and nondiscriminatory basis and make certain filings and reports in compliance with the regulations. These "open access" regulations are designed to encourage the transportation of gas on a nondiscriminatory basis to increase the competitiveness and flexibility of natural gas markets. Several of Tejas' pipelines are providing Section 311 service and compliance with the FERC regulations has posed no significant problem. Tejas has three Hinshaw-qualified pipelines which provide the means to purchase natural gas supplies from interstate sources for redelivery and sale to intrastate markets without regulation by the FERC. In addition to the above regulations, the natural gas industry has historically been subject to numerous other forms of federal and state regulation, and the effect of future regulations upon Tejas cannot be predicted.

         The operations of Tejas are subject to various federal, state and local environmental laws, which can increase the costs of planning, designing, installing and operating its facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Operations in Texas are subject to the Texas Clean Air Act as administered by the Texas Natural Resources Conservation Commission, which Act restricts emissions from wells, pipelines, compressors, processing plants and treating plants. Furthermore, the Railroad Commission of Texas has the authority to issue permits and regulations necessary to prevent environmental pollution by pipeline operations. The Louisiana operations are subject to regulation by the Louisiana Conservation Commission and other state agencies. The operations of Tejas are also subject to regulation on the federal level by the Federal Environmental Protection Agency. Tejas is also subject to other federal, state and local laws covering the handling or discharging into the environment of materials used by Tejas, or otherwise relating to protection of the environment, safety and health. The exact nature of environmental issues which Tejas and its subsidiaries may encounter in the future cannot be predicted. Additional environmental liabilities may result in the future as more stringent environmental laws and regulations are implemented. The nature of Tejas' business requires Tejas to monitor its compliance with environmental laws and regulations and assess the likelihood of Tejas incurring environmental liabilities, including liabilities associated with remediation. At present, no estimate of any such liability, or range of liability amounts, can be made. There can be no assurance that the amount of any such liabilities would not be material.


Item 2.      PROPERTIES

         A description of Tejas' properties is included under "Item 1. Business" above and is incorporated herein by reference. Substantially all of Tejas' net assets reside at the subsidiary level. The capital stock and partnership interests of all material TAHC subsidiaries and partnerships (excluding the capital stock of Acadian, but including the capital stock and partnership interests of the material operating subsidiaries and partnerships of Acadian) and various intercompany notes are pledged as collateral under Tejas' credit facilities. Such credit facilities are also guaranteed by substantially all of TAHC's subsidiaries and partnerships.


Item 3.      LEGAL PROCEEDINGS


The Long Trust Litigation
-------------------------

         Tejas is a defendant or party in various lawsuits that have arisen in the ordinary course of Tejas' business. In particular, a subsidiary of Tejas is a defendant in The Long Trust v. Tejas Gas Corp. et. al., 123rd Judicial District Court, Panola County, Texas, filed March 1, 1989, in which plaintiffs assert claims and allege damages for breach of contract and failure to take-or-pay for natural gas pursuant to three natural gas purchase contracts. Plaintiffs allege that, in addition to failing to take or pay for gas, Tejas breached (a) one of the contracts by failing to take a minimum quantity of gas and to install and maintain pipeline facilities sufficient to permit Tejas to meet its quantity purchase obligations, and (b) all three contracts by failing to take gas in quantities sufficient to enable plaintiffs to produce ratably with other producers in a common reservoir. In plaintiffs' Sixth Amended Original Petition filed June 6, 1995, the plaintiffs are seeking take-or-pay damages for the ten year period 1984-1994 in excess of $36.0 million, plus pre-judgment interest, post-judgment interest, attorneys' fees and court costs and other unspecified actual damages. In connection with their depositions in this matter, certain expert witnesses retained by The Long Trusts have presented damage models purporting to show substantial additional damages related to the take-or-pay and ratability claims. Management disputes The Long Trusts' claims and believes that The Long Trusts' damage models are seriously flawed. On January 6, 1993, the court entered an interlocutory summary judgment order granting in part and denying in part plaintiffs' motions for summary judgment. The court found, among other things, as a matter of law that (a) Tejas breached the minimum take obligations under one of the contracts, (b) Tejas is not entitled to any credits or offsets for natural gas purchased by third parties, and (c) the "availability" of natural gas for take-or-pay purposes is established by the delivery capacity testing procedures in the contracts. Damages, if any, have not been determined. The effect of this order on Tejas' case is unclear and Tejas has sought clarification and rehearing, but intends nevertheless to defend its position aggressively.

         Although Tejas has not obtained a formal opinion, based on discussions with outside counsel and an internal examination of this lawsuit, management believes that it has adequate defenses or recourse to third parties relating to such lawsuit and does not believe this matter will have a material adverse effect on Tejas' financial condition. Because of the relationship between The Long Trust contracts and certain contracts between Tejas and Valero Transmission Company ("VTC"), and in order to resolve existing and potential claims and disputes, Tejas, VTC and Valero Transmission, L.P. ("VTLP") entered into an agreement, pursuant to which, among other things, Tejas, VTC and VTLP would cooperate in the conduct of The Long Trust litigation, and VTC and VTLP would bear a substantial portion of the costs of any appeal and of the amount of any nonappealable final judgment rendered against Tejas. On April 15, 1994, the plaintiffs named VTC and VTLP (collectively "Valero") as additional defendants to the lawsuit, alleging that Valero intentionally and maliciously interfered with the plaintiffs' contracts with Tejas. In its Sixth Amended Original Petition, plaintiffs are seeking damages against Valero in an amount in excess of $36.0 million, and plaintiffs added a conspiracy claim against Tejas alleging that Tejas conspired with Valero in interfering with the contracts. Plaintiffs also have added a claim for exemplary damages treble the amount of the actual damages, if any, found by the court for the interference and conspiracy claims. Plaintiffs assert that Tejas should be jointly liable with Valero for the damages plaintiffs have asserted against Valero.

City of Baytown Litigation
--------------------------

         Tejas is a member of a joint defense group comprised of twenty-seven companies that have been threatened with claims by various cities in Texas that the companies owe franchise type fees for commercial gas operations within their city limits. Tejas and certain of its subsidiaries were named as defendants in City of Baytown v. Tejas Gas Corporation, 11th Judicial District Court, Harris County, Texas, filed August 31, 1995. Plaintiff alleged that the defendants carried on their commercial gas operations within the city limits of Baytown without the City of Baytown's permission and without payment of fees to the City, and asserted a number of causes of action against the defendants. Plaintiff sought unspecified damages based on various theories of recovery, including a percentage of gross receipts from gas sales inside the City of Baytown, and other remedies, including injunctive relief and exemplary damages. On January 18, 1996, the City of Baytown filed a Notice of Nonsuit Without Prejudice, thereby dismissing its claims against Tejas. Tejas has filed a counterclaim against the plaintiff seeking injunctive and declaratory relief with respect to certain issues raised in the plaintiff's suit, which counterclaim is pending. The law firm that represented the City of Baytown announced that it would continue its efforts to bring similar suits by other cities against pipeline companies. It is possible that claims by other cities may be filed against Tejas and other pipeline companies alleging similar causes of action. Management believes that Tejas has adequate defenses relating to these types of claims, and does not believe that these matters will have a material adverse effect on Tejas' financial condition. However, there can be no assurance that additional lawsuits will not be filed against Tejas or that Tejas will prevail in any lawsuit that may be filed against it.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                                     PART II


Item 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock, as reported on the NYSE Composite Tape.

            ------------------------------------------------------
                                         High              Low
            ------------------------------------------------------

             Period:
                1994
                   First Quarter      $ 51 5/8          $ 44 1/2
                   Second Quarter       49 1/8            43 5/8
                   Third Quarter        47 5/8            41
                   Fourth Quarter       43 1/4            37 1/4

                1995
                   First Quarter      $ 43 1/4          $ 36 7/8
                   Second Quarter       50 7/8            40 1/8
                   Third Quarter        53 7/8            45
                   Fourth Quarter       54                45 3/4
           -------------------------------------------------------

         On March 12, 1996, the last reported sales price for the Common Stock, as reported on the NYSE Composite Tape, was $45 3/8 per share. On March 12, 1996, there were 940 stockholders of record of the Common Stock.

         On July 19, 1995, Tejas' Board of Directors authorized a stock dividend of one-tenth of one share of Common Stock for each share of Common Stock outstanding payable to stockholders of record on July 27, 1995. Stock prices used in this Item 5 have been adjusted to give retroactive effect to the stock dividend for the periods presented prior to July 27, 1995. Such adjusted prices may not reflect prices which may actually have occurred had the stock dividend been in effect during such periods.

         No cash dividends have been paid on the Common Stock by Tejas since its shares were publicly distributed, and Tejas does not currently intend to pay cash dividends on its Common Stock. Such policy will be reviewed by the Board of Directors of Tejas from time to time in light of, among other things, Tejas' earnings and financial position, capital requirements and limitations imposed by its credit facilities. The terms of Tejas' outstanding 9.96% Cumulative Preferred Stock and 5 1/4% Convertible Preferred Stock restrict the distributions Tejas may make if there is any arrearage in the dividends thereon. Tejas' credit facilities restrict the distributions it may receive from its subsidiaries, as more fully described in Note 5 of "Notes to Consolidated
Financial Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


Item 6.  SELECTED FINANCIAL DATA

        Set forth below is certain selected financial information for Tejas. Such information is based upon, and should be read in conjunction with, the Consolidated Financial Statements of Tejas and the notes thereto included elsewhere in this report. The amounts shown below include the operations of TNGC only for the period subsequent to the acquisition on September 15, 1993. For a description of the 1993 acquisition of TNGC's properties, see "Exxon Transaction" included in Item 1. herein.


Year Ended December 31,                       1995           1994         1993         1992           1991
---------------------------------------------------------------------------------------------------------------
                                                        (in thousands, except per share amounts)
Statement of Operations Data:
    Revenues                             $ 1,043,621    $ 1,031,967    $ 790,178    $ 524,471     $ 454,528
    Gross Profit(1)                          166,533        158,138      111,980       78,773        78,596
    Earnings from operations                  75,721         71,323       51,292       33,930        33,855
    Interest expense                         (26,130)       (24,670)     (18,053)     (18,534)      (22,933)
    Earnings before income taxes              51,790         48,005       35,980       17,794        13,426
    Net earnings(2)                           32,937         30,546       22,069       11,903        10,828
    Net earnings applicable to
       common stock(2)                        24,544         22,153       17,016       11,903        10,828
---------------------------------------------------------------------------------------------------------------
Other Data:
      Capital expenditures(3)                 19,101         63,225       10,066       24,175         8,658
      Depreciation and amortization           32,324         30,398       23,314       18,938        18,713
      Cash operating income(4)               107,887        102,778       76,649       54,049        52,568
---------------------------------------------------------------------------------------------------------------
Balance Sheet Data (at year end):
      Working capital (deficit)               40,610         23,040      (21,911)     (13,009)       (1,475)
      Property, plant and equipment, net     614,734        621,528      588,352      347,684       342,538
        Total assets                         915,451        840,958      786,504      471,883       439,191
          Long-term obligations(5)           356,758        378,875      337,275      224,965       224,965
        Common stockholders' equity(6)       187,485        162,474      140,050      127,970       115,941
        Stockholders' equity                 302,485        277,474      255,050      127,970       115,941
---------------------------------------------------------------------------------------------------------------
Per Share Data:
        Earnings per common share(2)(7)       $ 2.12         $ 1.87       $ 1.44       $ 1.03        $ 0.94
        Average common shares
          outstanding (7)                     11,568         11,825       11,825       11,606        11,563
---------------------------------------------------------------------------------------------------------------

----------------------

(1)      Revenues less cost of sales.
(2) Net earnings, net earnings applicable to common stock and earnings per common share for the year 1991 include an increase of $2,290,000, $2,290,000 and $0.20, respectively, for the cumulative effect of a change in the accounting method for income taxes.
(3)      Excludes acquisitions and investments in unconsolidated entities.
(4) Earnings from operations plus depreciation and amortization plus equity in earnings from unconsolidated entities.
(5)      Includes preferred membership units of a subsidiary in 1995.
(6)      Total stockholders' equity less liquidation value of preferred stock.
(7) Earnings per common share and average common shares outstanding have been adjusted to give retroactive effect to a three-for-two stock split implemented in March 1993 and a stock dividend of one-tenth of one share of common stock on each share of common stock outstanding paid to stockholders of record on July 27, 1995 as if the stock split and the stock dividend had occurred at the beginning of each period presented.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONTITION AND RESULTS OF OPERATIONS

         The following is a discussion of Tejas' financial condition, results of operations, capital resources and liquidity. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Tejas and the notes thereto included elsewhere in this report.


Results of Operations
---------------------

                    Year Ended December 31, 1995 Versus 1994
                    ----------------------------------------

         Tejas' net earnings increased to $32.9 million for the year ended December 31, 1995, compared to $30.5 million for the year ended December 31, 1994, an 8% increase. Net earnings applicable to common stock for the year ended December 31, 1995, were $24.5 million, up from $22.2 million in 1994. Earnings per common share increased to $2.12 per share for the 1995 annual period as compared to $1.87 for the 1994 annual period, an increase of 13%. Net earnings applicable to common stock and per share results for 1995 and 1994 are after provisions for $8.4 million in dividends on the Company's 9.96% Cumulative Preferred Stock (the "9.96% Preferred Stock") issued in February 1993 and the Company's 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock") issued in November 1993.

Natural Gas Systems
-------------------

         Sales, storage and transportation of natural gas through its owned and/or operated natural gas pipeline systems and gas storage facilities is Tejas' core business. Volumes related to those activities accounted for 97% of total systems throughput and 95%, or $158.3 million, of gross profit (revenues less cost of sales) during 1995 as compared to 97% of total throughput and 95%, or $150.1 million, of gross profit in 1994. Improved sales volumes, a $4.5 million gain associated with a long-term gas sales contract, and gas purchase and sales activity supported by Tejas' WCLSF were partially offset by lower transportation volumes. (For further discussion of WCLSF, see "Storage Facilities.") Transportation volumes were impacted by the expiration of two low margin transportation contracts and a reduction in volumes nominated under a third low margin contract. In addition, transportation volumes were negatively impacted by warmer than normal weather in Tejas' market area during the first half of 1995.
         Revenues for Tejas' natural gas systems increased to $1,012.5 million in 1995 as compared to $999.3 million for 1994, an increase of $13.2 million. This increase resulted from increased system sales volumes which were partially offset by lower average sales prices and decreased transport volumes.

Natural Gas Processing/Off-System Marketing
-------------------------------------------

         Natural gas processing and off-system marketing activities contributed approximately 2.4% and 0.3%, respectively, to total 1995 throughput and 4.8% and 0.1%, respectively, to gross profit. Gross profit from these two components of Tejas' operations increased to $8.2 million in 1995 as compared to $8.0 million in 1994 as a result of lower fuel and shrinkage costs for natural gas processing.

         Revenues for natural gas processing and off-system marketing decreased to $31.1 million in 1995 as compared to $32.6 million in 1994, as a result of decreased throughput and production by suppliers.

Operating Expenses/Depreciation/General and Administrative Expenses
-------------------------------------------------------------------

         Operating expenses, depreciation, and general and administrative expenses increased by $4.0 million during 1995 over 1994. Reduced operating expenses and depreciation as a result of a small, non-strategic system in Louisiana disposed of during the second quarter of 1995, was partially offset by increased ad valorem taxes along with the depreciation on the fixed assets of a small gathering and marketing company acquired in February 1995 and other capital expenditures.

Other Income (Expense)
----------------------

         Equity in earnings (loss) of unconsolidated entities decreased by $1.2 million in 1995 over 1994 reflecting Tejas' share of losses in Evangeline and decreased earnings of Gulf Coast. The decreased earnings from Gulf Coast Natural Gas Company ("Gulf Coast") and Tejas' increased share of the losses incurred by Evangeline Gas Pipeline Company, LP and Evangeline Gas Corp. ("Evangeline") was partially offset by the two months of earnings of Coral. Earnings in Gulf Coast were lower primarily due to lower margins on sales of natural gas volumes. In 1995, Tejas' interests in Evangeline bore 100% of all losses compared to 45% in 1994. A gain of approximately $1.6 million, net of certain reserves, was recognized by Tejas during the second quarter of 1995, on the sale of a small, non-strategic gathering system located offshore Louisiana.

         Interest expense increased by $1.5 million in 1995 as compared to 1994 primarily due to a slightly higher effective rate of interest and an increase in the average outstanding debt balance.

Income Taxes
------------
         Income tax expense increased $1.4 million in 1995 over 1994 due to increased pre-tax earnings.


                    Year Ended December 31, 1994 Versus 1993
                    ----------------------------------------

         Tejas' net earnings increased to $30.5 million for the year ended December 31, 1994, compared to $22.1 million for the year ended December 31, 1993, a 38% increase. Net earnings applicable to common stock for the year ended December 31, 1994, were $22.2 million, up from $17.0 million in 1993. Earnings per common share increased to $1.87 per share for the 1994 annual period as compared to $1.44 for the 1993 annual period, an increase of 30%. Net earnings applicable to common stock and per share results for 1994 and 1993 are after provisions for $8.4 million and $5.1 million, respectively, in dividends on the 9.96% Cumulative Preferred Stock and the 5 1/4% Convertible Preferred Stock.

        As more fully discussed below, Tejas' growth in net earnings for the year ended December 31, 1994 is the result of several factors, the most significant of which was the inclusion of operations acquired by Tejas from Exxon Corporation (the "Acquired Exxon Operations") on September 15, 1993.

Natural Gas Systems
-------------------

         Sales and transportation of natural gas through its wholly or jointly owned pipeline systems is Tejas' core business and accounted for 97% of total throughput and 95%, or $150.1 million of gross profit (revenues less cost of sales) during 1994 as compared to 92% of total throughput and 92%, or $103.3 million of gross profit during 1993. Additionally, the gross profit attributable to Tejas' share of Gulf Coast gross profit decreased to $4.8 million in 1994 as compared to $5.5 million in 1993. As Gulf Coast is accounted for using the equity method of accounting, the gross profit attributable to Tejas' share of Gulf Coast volumes is reported net of all expenses in the "Equity in earnings of unconsolidated entities" amount on Tejas' Consolidated Statements of Earnings. During 1994, Tejas' average daily system throughput increased by 1,232 MMCF or 66% while natural gas systems gross profit increased by $46.8 million.

Substantially all of the increase in systems throughput and gross profit is attributable to the Acquired Exxon Operations and the South Texas expansion.

         Revenues for Tejas' natural gas systems increased to $999.3 million in 1994 as compared to $720.1 million for 1993, an increase of $279.2 million. Such increase reflects the inclusion of the Acquired Exxon Operations for a full year in 1994 partially offset by a 13% decrease in natural gas commodity prices during 1994 as compared to 1993.


Natural Gas Processing/Off-System Marketing
-------------------------------------------

         Natural gas processing and off-system marketing activities contributed approximately 2.7% and 0.3%, respectively, to total 1994 throughput and 4.9% and 0.1%, respectively, to gross profit. Gross profit from these two components of Tejas' operations decreased to $8.0 million in 1994 as compared to $8.7 million in 1993 as a result of lower volumes for off-system marketing activities and higher fuel and shrinkage costs primarily in the first quarter, for natural gas processing.

         Revenues for natural gas processing and off-system marketing decreased to $32.6 million in 1994 as compared to $70.1 million in 1993, principally because of lower volumes sold in off-system marketing activities.

Operating Expenses/Depreciation/General and Administrative Expenses
-------------------------------------------------------------------

         Operating  expenses,   depreciation,  and  general  and  administrative
expenses increased by $26.1 million during 1994 over 1993. Such increase was due largely to the inclusion of the Acquired Exxon Operations.

Other Income (Expense)
----------------------

         Equity in earnings (loss) of unconsolidated entities decreased by $1.0 million in 1994 over 1993 reflecting Tejas' share of losses in Evangeline and decreased earnings of Gulf Coast. Gulf Coast's throughput for 1994 increased by approximately 3% over 1993 because of additional supplies available from South Texas, however, margins were lower.

         Interest expense increased by $6.6 million in 1994 as compared to 1993. Such increase was primarily due to the addition of debt to finance the acquisition of the Acquired Exxon Operations, partially offset by reductions in debt from the proceeds of Tejas' issuance of preferred stock in 1993.

Income Taxes
------------

         In August 1993, new legislation raised the maximum income tax rate for corporations from 34% to 35%. A $0.8 million non-cash charge to deferred income tax was made in 1993 for prior years as a result of the change in tax rates. The remaining $4.3 million increase in income tax expense for 1994 as compared to 1993 is primarily the result of higher pretax earnings.

Capital Resources, Liquidity and Outlook
----------------------------------------

Cash Flows from Operating Activities
------------------------------------

         For the year ended December 31, 1995, net cash provided by operating activities totaled $48.7 million as compared to $33.7 million for the same period in 1994. This increase in net cash provided by operations is due to a $3.2 million increase in net earnings adjusted for depreciation and amortization and other noncash items and a $11.8 million decrease in the use of cash for working capital components. As more fully described in Note 15 of "Notes to Consolidated Financial Statements", the decrease in use of cash for working capital was due to a $7.4 million decrease in storage gas inventory with the remainder due primarily to the timing of cash receipts and payments. Excluding net changes in working capital components, Tejas' operating activities generated $76.4 million in cash during 1995 as compared to $73.1 million in 1994.

Cash Flows from Investing Activities
------------------------------------

         Net cash used in investing activities totaled $25.2 million for capital expenditures and other investment activities. Capital expenditures totaled $19.1 million, which included $3.8 million for the WCLSF, $2.9 million for a new natural gas pipeline in Grimes County, Texas and $12.4 million for other capital expenditures. In addition, $6.7 million was used to acquire a small gathering and marketing system in Louisiana.


Cash Flows from Financing Activities
------------------------------------

         Tejas made debt payments under its revolving credit facilities of $74.1 million during 1995 with the necessary funds being provided by cash generated from its operating activities and $55.0 million in proceeds from the sale of preferred equity interests in a subsidiary during December 1995, as described in further detail under "Liquidity" below. During the same period, Tejas also made periodic borrowings totaling $22.0 million under its revolving credit facilities to fund capital expenditures and to supplement its working capital requirements including purchases of storage gas inventory. Additionally, Tejas made net payments of $19.7 million under its various money market credit lines.

Liquidity
---------

         Tejas' net cash from operating activities increased to $48.7 million at December 31, 1995, a change of $15.0 million from $33.7 million reported at December 31, 1994. This improvement was due to increases in net earnings, depreciation and amortization, deferred income taxes and reduced increases in working capital. These increases were partially offset by decreases in distributions from unconsolidated subsidiaries. Working capital stood at $40.6 million at year-end 1995, compared to $23.0 million at year-end 1994. This $17.6 million increase in working capital is principally due to higher storage gas inventories and larger net receivable balances.

         At December 31, 1995, Tejas' long-term debt with banks totaled $295.9 million consisting of $284.9 million borrowed under revolving credit facilities and $11.0 million borrowed under various money market credit lines. In addition, Tejas had $11.2 million in notes payable related to Industrial Development Refunding Revenue Bonds issued by Lewis and Pleasants Counties, West Virginia.

         Effective January 12, 1995, Tejas amended its credit facilities to roll-up a majority of the existing bank debt of its three principal operating subsidiaries into a single, $455.0 million, eight-year, revolving credit facility at a newly formed subsidiary, TAHC. One of the subsidiaries, TNGC, retained a $25 million working capital facility with terms and conditions substantially similar to the rolled-up facility. The two facilities combined provide Tejas' subsidiaries with $480.0 million in borrowing capacity. At December 31, 1995, Tejas had available borrowing capacity under the TAHC and TNGC revolving credit agreements (the "Credit Agreements") of $178.9 million after giving effect to borrowings under the Credit Agreements and its money market lines (offset by available cash pursuant to the terms of such money market lines of credit) and certain letters of credit. Under the terms of the Credit Agreements, after two years, the revolving credit facilities will, unless extended at the option of the lenders, convert to six-year reducing revolvers. During the fourth quarter of 1995, the lenders under such Credit Agreements agreed to extend by one year both the maturity date and the period in which commitment reductions commence. Commitment reductions of $15.0 million per quarter are currently scheduled to begin March 31, 1998 with the final remaining commitment reduction to occur on December 31, 2003. Based upon the current terms of the Credit Agreements and the outstanding principal balance at December 31, 1995, no principal payments are required until early 2001. Tejas' Credit Agreements are subject to certain covenants, including the maintenance of certain financial ratios, with which Tejas expects to be able to comply in the ordinary course of business.

         The Credit Agreements are secured by guaranties and the capital stock and partnership interests of all material subsidiaries and partnerships of TAHC (excluding the capital stock of Acadian, but including the capital stock and partnership interests of the material operating subsidiaries and partnerships of Acadian) and various intercompany notes.


         The amount of loans, advances and distributions (collectively "Distributions") that may be made directly or indirectly by TAHC and TNGC to Tejas under the Credit Agreements is subject to certain limitations. At year-end 1995, Distributions to Tejas of $ 231.5 million were permitted, of which $ 45.1 million and $ 186.4 million could be paid in dividends and loaned, respectively. In general, dividend and loan allowances may be adjusted by a percentage of consolidated quarterly net earnings or losses of TAHC, certain investments and any cumulative aggregate Distributions. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations.

         Tejas has uncommitted money market credit lines which allow Tejas to borrow up to $40.0 million for periods of up to one month. Any such borrowings are unsecured and may be extended for additional periods if agreed to by the lender. At December 31, 1995, Tejas had an outstanding balance of $11.0 million under such lines. Tejas has agreed to maintain funds including availability under the Credit Agreements sufficient to repay borrowings under the money market credit lines.

         The notes payable related to Lewis and Pleasants counties' bonds are secured by bank letters of credit which in turn are secured by mortgages on two natural gas processing plants located in West Virginia. The notes are also subject to certain covenants and require that Tejas Gas' subsidiaries, Gulf Energy Development Corporation and Gulf Energy Gathering & Processing Corporation, maintain certain financial standards.

         On December 29, 1995, a subsidiary of Tejas, Tejas-Magnolia Energy, L.L.C. ("Tejas-Magnolia"), issued preferred equity interests to a third party in return for a capital investment of $55.0 million. Tejas-Magnolia is required to make preferred distributions to the third party which constitute a return on capital (at an effective fixed after tax cost to Tejas of 4.2%) and return of capital over an eight-year term. Annual distributions (including return of capital and  dividends)  of  approximately  $8.7  million are payable  from 1996 through  2001  and  approximately  $9.5  million  in each of 2002 and  2003.  In connection with the issuance of the preferred equity interests in Tejas-Magnolia, another subsidiary of Tejas has contributed a portion of the proceeds from sales under certain long-term natural gas sales contracts to Tejas-Magnolia in exchange for common equity interests in Tejas-Magnolia. This ongoing contribution supports the preferred distribution obligations of Tejas-Magnolia during the eight-year term.

         As part of the Exxon Transaction, Tejas entered into a five-year operating lease for the Leased System (see Notes 3 and 14 of "Notes to Consolidated Financial Statements"). Lease payments are adjusted quarterly based upon the Lessor's financing costs; however, Tejas has entered into interest rate swap agreements in a notional amount of $144.5 million to fully hedge the effects of such adjustments on the required minimum lease payments. The lease currently currently expires on September 14, 1998. At such time, Tejas, at its options, may either purchase the Leased System or pay a termination fee of $122.8 million.

          Tejas' WCLSF requires the maintenance of cushion gas in order to sustain anticipated operational requirements. Such cushion gas requirements have been satisfied by a combination of natural gas purchased by Tejas and third party natural gas stored in the facility. At December 31, 1995, Tejas had purchased approximately 10.4 BCF of cushion gas. In late 1994, Tejas entered into an agreement with a third party whereby the third party agreed to purchase up to 35 BCF of natural gas at a cost not to exceed $65.0 million and to store such gas in the WCLSF. The agreement with the third party is currently scheduled to expire in September 2000. In order to secure Tejas' ability to purchase the gas from the third party, the agreement provides for the payment by Tejas of a reservation fee to the third party which is adjusted quarterly based upon the third party's financing costs. On certain option dates, Tejas may elect to purchase specified volumes of the third party's natural gas based on market prices. Should Tejas decline to purchase the natural gas, the third party may instruct Tejas to sell such volumes on the third party's behalf. In such case, it will be necessary for Tejas to obtain cushion gas through other means in order to meet the anticipated operational requirements of the WCLSF. At December 31, 1995, the third party had 34.6 BCF of natural gas in storage at the WCLSF, which such party purchased for $ 62.4 million. Based upon the volumes and rates in effect at December 31, 1995, Tejas estimates the net annual cost related to the reservation fee on the 34.6 BCF of natural gas to be approximately $ 1.9 million.

         Tejas has an obligation to redeliver certain volumes of gas from the WCLSF. In addition to the 34.6 BCF described above, Tejas has an obligation to redeliver approximately 2.7 BCF of gas held in storage for other third parties. Tejas bears the cost of physical loss, if any, incurred during storage. Management estimates that physical losses will not be significant and has insured against physical losses due to catastrophic events. Of the total 65.4 BCF of natural gas in the WCLSF at December 31, 1995, 37.3 BCF was owned by third parties.


         In order to hedge the interest rate risks associated with Tejas' financing activities (including an operating lease obligation), Tejas frequently enters into interest rate swaps with financial institutions in order to manage interest rate risk. While the interest rate swaps eliminate the risks associated with increases in the floating interest rates of Tejas' obligations, the swaps also eliminate the opportunities associated with reductions in such floating interest rates. Payments received or made by Tejas under such interest rate swaps are recorded as reductions to or increases in interest expense over the life of the interest rate derivative instrument.

         Tejas uses derivative financial instruments (primarily futures, swaps and other contracts) as an extension of its commercial natural gas purchases and sales and to hedge price exposure, including location and pricing basis, of its storage and exchange gas inventories, commitments, and certain anticipated transactions. While the derivative financial instruments are intended to reduce the risks associated with unfavorable changes in such prices, the derivative financial instruments also reduce the opportunities associated with favorable changes in market prices. Any increases or decreases in the market value of such derivative transactions are deferred and accounted for as part of the transactions or activities being hedged.

         Tejas' interest rate and other derivative agreements are with established exchanges, energy companies, and major financial institutions, and Tejas believes that its counterparties will be able to satisfy their contractual obligations. See Note 7 of "Notes to Consolidated Financial Statements" for additional information with respect to Tejas' derivative transactions.

         Coral engages in similar derivatives transactions for its own account.

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

New Financial Accounting Standards
----------------------------------

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for the fiscal years beginning after December 15, 1995. Tejas is in the process of evaluating the implications of SFAS No. 121, but does not, at this time, expect the impact, if any, to be material.

         In October, 1995, the FASB issued SFAS No. 123 Accounting for Stock Based Compensation which defines a fair value method of accounting for employee stock options and similar equity instruments. This statement is effective for fiscal years beginning after December 15, 1995. As allowed by SFAS No. 123, Tejas plans to continue to measure compensation cost for their plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees with pro forma disclosure in the future of any difference between compensation cost determined by using the intrinsic value method and the related cost measured by using the fair value method.


Outlook
-------

         The profitability of Tejas' pipeline operations is affected by two primary factors, the amount of natural gas volumes sold under long-term sales contracts and the balance of supply and demand in the short-term markets. Tejas' long-term sales contracts currently require Tejas to provide a greater amount of service than is required under short-term sales contracts and therefore, generally have substantially higher profit margins than the short-term sales contracts. The proportion of Tejas volumes sold under long-term contracts was 42% in 1995 and is not expected to change materially in 1996. In addition to the above factors, volumes of natural gas transported for third parties and profit margins for short-term sales are affected by the supply and demand for natural gas. Average prices for natural gas during 1995 were substantially lower than such prices for 1994. This was in part due to a mild summer and a warmer winter in early 1995 resulting in a weaker than anticipated demand for natural gas. Natural gas prices increased significantly in the fourth quarter of 1995 due to the colder than normal weather experienced primarily in December 1995. During the fourth quarter, heating degree days for Tejas markets were up 19% versus 1994 and 3% higher than normal. The impact on Tejas of this short-term demand volatility was mitigated by natural gas available to Tejas held in storage at the WCLSF.

         During 1995, the WCLSF both enhanced Tejas' operational flexibility and improved gross profit by providing the ability to purchase gas at attractive prices and store it for future delivery to Tejas' customers, thus freeing other gas supplies for delivery under fully hedged futures contracts at assured profit margins as well as providing the availability of additional competitively priced natural gas which was supplied to Coral for marketing during the fourth quarter of 1995. The 1995 profitability identified with system sales volumes related to WCLSF, including associated system sales gross profit margins, accounted for 14% of the total natural gas systems gross profit, an increase from the 1994 level of approximately 4%. While Tejas' management believes that the enhanced injection and withdrawal capabilities at WCLSF permits the facility to be operated in such a manner as to continue this performance, there can be no assurances that market conditions, including the average cost of natural gas held in storage, will always be conducive to maintaining that profitability.

         Tejas is encouraged by the many opportunities available for future growth and continued expansion of operations. Tejas recently entered into a natural gas marketing venture with Shell (Coral). Coral commenced operations on November 1, 1995. While no prediction can be made as to the impact of the marketing joint venture on Tejas' prospects, Tejas' management believes that over the next several years Coral should be in a position to take advantage of the unutilized capacity in Tejas' major long-distance transmission lines. In addition, the large number of interconnects between Tejas pipelines and other intrastate and interstate pipelines have the potential to become important supply points for Coral. Additionally, substantial capacity remains to be developed at the WCLSF which has the potential to continue to enhance profits from services provided to both suppliers and consumers and from gas held in storage for future delivery. Tejas has historically shown the ability to adapt to changing operational requirements and capitalize on new market opportunities. Although the foregoing factors present Tejas with opportunities to grow and expand, there can be no assurance that such factors will result in future growth and expansion of Tejas' operations and revenues and earnings.

         Tejas management knows of no trends or uncertainties that will impair Tejas' ability to comply with its debt covenants or pay the dividends on the 9.96% Preferred Stock and 5 1/4% Preferred Stock.

Item  8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                              TEJAS GAS CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE


                                                                         Page

Independent Auditors' Report..........................................    30


Consolidated Financial Statements
---------------------------------

    Consolidated Balance Sheets, December 31, 1995 and 1994...........    31

    Consolidated Statements of Earnings for the Years Ended
       December 31, 1995, 1994 and 1993...............................    32

    Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1995, 1994 and 1993...................    33

    Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1995, 1994 and 1993...................    34

    Notes to Consolidated Financial Statements........................    35


Financial Statement Schedule
----------------------------

    I - Condensed Financial Information of Registrant.................    60





              All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT





The Board of Directors of
         Tejas Gas Corporation:



         We have audited the accompanying consolidated balance sheets of Tejas Gas Corporation and its subsidiaries ("Tejas") as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and the financial statement schedule are the responsibility of Tejas' management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tejas as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.











DELOITTE & TOUCHE LLP

Houston, Texas
February 14, 1996

                              TEJAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS


December 31,                                           1995             1994
-----------------------------------------------------------------------------
                                     Assets

Current Assets:
     Cash and cash equivalents                    $    4,816       $    7,954
     Accounts receivable                             181,704          112,368
     Exchange gas receivable                          10,004            8,543
     Storage gas inventory                            38,733           28,139
     Prepaids and other current assets                 9,124            4,900
     Deferred income tax asset                         2,024            3,997
------------------------------------------------------------------------------
          Total current assets                       246,405          165,901
------------------------------------------------------------------------------
Property, Plant and Equipment - at cost              793,376          769,642
     Less accumulated depreciation                   178,642          148,114
------------------------------------------------------------------------------
          Property, plant and equipment, net         614,734          621,528
------------------------------------------------------------------------------
Goodwill, net                                         10,278           10,745
------------------------------------------------------------------------------
Investments in Unconsolidated Entities                31,927           30,515
------------------------------------------------------------------------------
Other Assets                                          12,107           12,269
------------------------------------------------------------------------------
          Total                                   $  915,451       $  840,958
==============================================================================
                      Liabilities and Stockholders' Equity
Current Liabilities:
     Gas purchases payable                        $  153,867       $  104,990
     Exchange gas payable                              9,825            8,776
     Accounts payable                                  9,508            4,543
     Accrued liabilities                              25,397           23,518
     Income taxes payable                              1,881            1,034
     Current maturities of long-term obligations       5,317                -
------------------------------------------------------------------------------
          Total current liabilities                  205,795          142,861
------------------------------------------------------------------------------
Long-Term Debt                                       306,075          378,875
------------------------------------------------------------------------------
Deferred Income Taxes                                 50,413           41,748
------------------------------------------------------------------------------
Commitments and Contingencies                              -                -
------------------------------------------------------------------------------
Preferred Membership Units of a Subsidiary            50,683                -
------------------------------------------------------------------------------
Stockholders' Equity:
     Preferred Stock, $1 par value; 6,000,000
          shares authorized;
          200,000 shares of 9.96% Cumulative
             Preferred Stock issued and
             outstanding in 1995 and 1994; $250
             liquidation preference per share            200             200
          260,000 shares of 5 1/4% Convertible
             Preferred Stock issued and
             outstanding in 1995 and 1994; $250
             liquidation preference per share            260             260
     Common Stock, $.25 par value; 30,000,000
             shares authorized;11,603,263 and
             10,508,729 shares issued and
             outstanding in 1995 and 1994,
             respectively                              2,901           2,627
     Capital surplus                                 191,490         138,499
     Retained earnings                               107,634         135,888
-----------------------------------------------------------------------------
          Total stockholders' equity                 302,485         277,474
-----------------------------------------------------------------------------
          Total                                   $  915,451      $  840,958
=============================================================================


See notes to consolidated financial statements.

                              TEJAS GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS



Years Ended December 31,                      1995           1994            1993
-----------------------------------------------------------------------------------
                                          (in thousands, except for share amounts)

Revenues                                 $ 1,043,621    $ 1,031,967    $   790,178
-----------------------------------------------------------------------------------
Costs and Expenses:
     Cost of sales                           877,088        873,829        678,198
     Operating expenses                       38,081         36,153         19,504
     Depreciation and amortization            32,324         30,398         23,314
     General and administrative               20,407         20,264         17,870
-----------------------------------------------------------------------------------
          Total                              967,900        960,644        738,886
-----------------------------------------------------------------------------------
Earnings From Operations                      75,721         71,323         51,292
-----------------------------------------------------------------------------------
Other Income (Expense):
     Equity in earnings (loss) of
          unconsolidated entities               (158)         1,057          2,043
     Interest expense                        (26,130)       (24,670)       (18,053)
     Other, net                                2,357            295            698
-----------------------------------------------------------------------------------
          Total                              (23,931)       (23,318)       (15,312)
-----------------------------------------------------------------------------------
Earnings Before Income Taxes                  51,790         48,005         35,980
-----------------------------------------------------------------------------------
Income Taxes:
     Current                                   9,656          9,354          7,328
     Deferred                                  9,197          8,105          6,583
-----------------------------------------------------------------------------------
          Total                               18,853         17,459         13,911
-----------------------------------------------------------------------------------
Net Earnings                                  32,937         30,546         22,069
-----------------------------------------------------------------------------------
Preferred Stock Dividend Requirements          8,393          8,393          5,053
-----------------------------------------------------------------------------------
Net Earnings Applicable to Common
     Stock                               $    24,544    $    22,153    $    17,016
===================================================================================
Weighted Average Number of Common
     Shares Outstanding                       11,568         11,825         11,825
===================================================================================
Earnings Per Common Share                     $ 2.12         $ 1.87         $ 1.44
===================================================================================

See notes to consolidated financial statements.

                              TEJAS GAS CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



Years Ended December 31,                         1995                           1994                             1993
----------------------------------------------------------------------------------------------------------------------------------
                                        Shares          Amount         Shares           Amount          Shares           Amount
----------------------------------------------------------------------------------------------------------------------------------
                                                                    (in thousands, except shares)
Preferred Stock:
Par Value, $1 Per Share:
Authorized, 6,000,000 Shares:
     9.96% Cumulative beginning
         balance                        200,000       $     200         200,000       $     200                -       $       -
     Shares issued                            -               -               -               -          200,000             200
----------------------------------------------------------------------------------------------------------------------------------
         Ending Balance                 200,000       $     200         200,000       $     200          200,000       $     200
==================================================================================================================================
     5 1/4% Convertible beginning
         balance                        260,000       $     260         260,000       $     260                -       $       -
     Shares issued                            -               -               -               -          260,000             260
----------------------------------------------------------------------------------------------------------------------------------
         Ending Balance                 260,000       $     260         260,000       $     260          260,000       $     260
==================================================================================================================================
Common Stock:
Par Value, $0.25 Per Share:
Authorized, 30,000,000 Shares:
     Beginning balance               10,508,729       $   2,627      10,350,544       $   2,588       10,279,597       $   2,570
     10% Stock dividend               1,053,330             263               -               -                -               -
     Purchase of fractional shares         (422)              -               -               -             (247)              -
     Exercise of stock options, net      27,970               7         158,185              39           71,194              18
     Other                               13,656               4               -               -                -               -
----------------------------------------------------------------------------------------------------------------------------------
         Ending Balance              11,603,263       $   2,901      10,508,729       $   2,627       10,350,544       $   2,588
==================================================================================================================================
Capital Surplus:
     Beginning balance                                $ 138,499                       $ 138,267                        $  28,681
     10% Stock dividend                                  52,535                               -                                -
     Purchase of fractional shares                          (19)                              -                               (7)
     Exercise of stock options, net                         (11)                            253                              291
     Preferred shares issued                                  -                               -                          110,515
     Preferred stock issuance cost                            -                             (21)                          (1,213)
     Other                                                  486                               -                                -
----------------------------------------------------------------------------------------------------------------------------------
         Ending Balance                               $ 191,490                       $ 138,499                        $ 138,267
==================================================================================================================================
Retained Earnings:
     Beginning balance                                $ 135,888                       $ 113,735                        $  96,719
     10% Stock dividend                                 (52,798)                              -                                -
     Net earnings                                        32,937                          30,546                           22,069
     Preferred dividend requirements                     (8,393)                         (8,393)                          (5,053)
----------------------------------------------------------------------------------------------------------------------------------
         Ending Balance                               $ 107,634                       $ 135,888                        $ 113,735
==================================================================================================================================
TOTAL                                                 $ 302,485                       $ 277,474                        $ 255,050
==================================================================================================================================



See notes to consolidated financial statements.

                              TEJAS GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




Years Ended December 31,                                      1995          1994          1993
--------------------------------------------------------------------------------------------------
                                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings                                        $  32,937     $  30,546     $  22,069
      Adjustments to reconcile net earnings to net
           cash provided by operating activities:
           Depreciation and amortization                     32,324        30,398        23,314
           Amortization of deferred loan costs                  928         1,360           899
           Deferred income taxes                              9,197         8,105         6,583
           Equity in (earnings) loss of unconsolidated
                entities                                        158        (1,057)       (2,043)
           Distributions from unconsolidated entities         1,467         2,673         2,520
           Other, net                                          (646)        1,103           185
--------------------------------------------------------------------------------------------------
                                                             76,365        73,128        53,527
      Net increase in working capital, net of
           effects from acquisitions                        (27,683)      (39,449)       (6,215)
--------------------------------------------------------------------------------------------------
      Net cash provided by operating activities              48,682        33,679        47,312
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                  (19,101)      (63,225)      (10,066)
      Acquisition from Exxon, net of cash acquired                -             -      (237,262)
      Other acquisitions, net of cash acquired               (6,746)            -        (5,301)
      Investments in unconsolidated entities                 (3,037)         (304)       (8,520)
      Other, net                                              3,664          (605)          460
--------------------------------------------------------------------------------------------------
      Net cash used in investing activities                 (25,220)      (64,134)     (260,689)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) under line-of-credit
           agreements                                       (19,700)       26,700         4,000
      Exercise of stock options, net                            106           656           118
      Proceeds from issuance of long-term debt               22,000        74,900       272,000
      Retirement of long-term debt                          (74,100)      (62,190)     (161,500)
      Debt issuance/amendment costs incurred                 (1,493)            -        (4,538)
      Issuance of preferred stock, net of expenses                -             -       109,974
      Preferred stock dividends                              (8,393)       (8,326)       (3,721)
      Proceeds from sale of preferred membership units
           of a subsidiary                                   55,000             -             -
      Other, net                                                (20)          (21)           (7)
--------------------------------------------------------------------------------------------------
      Net cash (used in) provided by financing activities   (26,600)       31,719       216,326
--------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                            (3,138)        1,264         2,949
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              7,954         6,690         3,741
--------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $   4,816     $   7,954     $   6,690
==================================================================================================


See notes to consolidated financial statements.

                              TEJAS GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              For the Years Ended December 31, 1995, 1994 and 1993


1.   ORGANIZATION

         Tejas Gas Corporation ("Tejas") was organized in 1988 by Hamilton Oil Corporation ("HOC") for the purpose of holding the capital stock of Tejas Gas Corp. ("Tejas Gas"). Tejas Gas was incorporated in 1967 and had been an indirect wholly owned subsidiary of HOC since 1979. On December 27, 1988, Tejas' stock was distributed to the stockholders of HOC in the form of a spin-off and Tejas became an independent, publicly traded company.

         Tejas is a natural gas pipeline company engaged in purchasing, gathering, processing, treating, transporting and marketing natural gas. Tejas conducts operations through three subsidiaries of Tejas-Acadian Holding Company ("TAHC"): Tejas Gas, Acadian Gas Corporation ("Acadian") and Tejas Natural Gas Company ("TNGC"). Tejas Gas conducts operations itself and through its subsidiaries, Gulf Energy Pipeline Company, Gulf Energy Gathering & Processing Corporation, Gulf Energy Marketing Company, Gulf Energy Liquids Company, Tejas Hydrocarbons Company, East Texas Industrial Gas Company, Valley Gas Transmission, Inc. and Tejas-Gulf Corporation. Acadian conducts operations through Acadian Gas Pipeline System, Pontchartrain Natural Gas System, Pelican Transmission System, Calcasieu Gas Gathering System, Spindletop Gas Distribution System, Neches Pipeline System, LEDCO, Inc., Louisiana State Gas Corporation and LEDCO Gas Gathering Inc. TNGC conducts operations through Tejas Gas Pipeline
Company,  Tejas Gas  Marketing  Company,  Tejas Gas Storage  Company,  Tejas Gas
Services Company, Cypress Gas Pipeline Company and Cypress Gas Marketing Company. Tejas Alliance Holding Company ("TALHC"), through its subsidiaries, owns a one-third interest in Coral Energy Resources, L.P. ("Coral"), a natural gas marketing venture.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - The accompanying consolidated financial statements include the accounts of Tejas and its wholly owned subsidiaries. Investments in companies in which Tejas' ownership interest ranges from 20 to 50 percent and Tejas exercises influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated in consolidation. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that effect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates.

         Certain immaterial amounts in the consolidated financial statements for periods prior to 1995 have been reclassified to conform to the current presentation.

         Cash and Cash Equivalents - Cash and cash equivalents consist of all cash balances and highly liquid investments which have an original maturity at purchase of three months or less.

         Exchange Gas - Exchange gas volumes receivable are valued at the lower of cost or market at the end of each period. Exchange gas volumes payable are recorded at market value at the end of each period.

         Storage Gas Inventory - Storage gas inventory is valued at the lower of cost or market at the end of each period. Natural gas is removed from inventory at weighted average cost.

         Derivatives - Realized gains and losses on hedges of existing assets or liabilities are deferred and are ultimately recognized in income as part of the carrying amounts of the related assets or liabilities. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

         Property, Plant and Equipment - Property, plant and equipment is stated
at  cost.   Additions,   improvements   and  major  renewals  are   capitalized.
Maintenance, repairs and minor renewals are expensed as incurred.

         The cost of property sold or retired is credited to the asset account, and the related depreciation is charged to the accumulated depreciation account. Profit or loss resulting from the sale or retirement is included in earnings.

         Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:


        --------------------------------------------------------------
         Buildings                                     7 - 30 years
         Natural gas systems, storage, processing
            plants and treating plants                10 - 35 years
         Other equipment                                3 - 7 years
        --------------------------------------------------------------

         Capitalized Interest - Interest on funds used to finance construction of significant assets is capitalized and amortized over the productive lives of the related assets. All other interest is charged to expense as incurred. During 1994 and 1993, Tejas capitalized interest of $0.4 million and $0.1 million, respectively. During 1995, no capital projects were of sufficient duration or size to result in capitalized interest.

         Goodwill - The excess of the acquisition costs over the fair value of purchased assets, arising from the acquisition of Tejas Gas by HOC in 1978, is recorded as goodwill and is being amortized $467,000 annually on a straight-line basis over 40 years. At December 31, 1995 and 1994, the accumulated amortization of goodwill was $8.4 million and $7.9 million, respectively. Tejas periodically reviews the carrying value of goodwill in relation to the current and expected operating results of Tejas Gas in order to assess whether there has been a permanent impairment of goodwill.

         Revenues - Customers are invoiced and the related revenue is recorded as natural gas deliveries are made.

         Income Taxes - Tejas accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred income taxes are recorded for the effects of temporary differences between financial and taxable income.

         Earnings Per Common Share - Earnings per common share are based upon the weighted average number of shares of Common Stock and common stock equivalents, if dilutive, outstanding during the year. Common stock equivalents consist of shares issued assuming all stock options are exercised using the treasury stock method. The difference between earnings per common share on a primary and a fully diluted basis is not significant.

         Earnings per common and common equivalent share amounts and average shares entering into such computation for 1995 and prior periods reflect the three-for-two stock split of Tejas' common stock effected in the form of a stock dividend authorized in March 1993, and the stock dividend of one-tenth of one share of common stock for each share of common stock outstanding authorized July 19, 1995.

New Financial Accounting Standards
----------------------------------

         In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 is effective for the fiscal years beginning after December 15, 1995. Tejas is in the process of evaluating the implications of SFAS No. 121, but does not, at this time, expect the impact, if any, to be material.

         In October, 1995, the FASB issued SFAS No. 123 Accounting for Stock Based Compensation which defines a fair value method of accounting for employee stock options and similar equity instruments. This statement is effective for fiscal years beginning after December 15, 1995. As allowed by SFAS No. 123, Tejas plans to continue to measure compensation cost for their plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees with pro forma disclosure in the future of any difference between compensation cost determined by using the intrinsic value method and the related cost measured by using the fair value method.


3.       ACQUISITION

         In September 1993, Tejas, through a newly formed wholly owned subsidiary, TNGC, acquired substantially all of Exxon Corporation's ("Exxon") intrastate natural gas pipeline operations in Texas and Louisiana (the "Exxon Transaction"). Significant assets acquired, either through cash purchase or lease, included a 1,442-mile pipeline system in Texas (the "Tejas Gas Pipeline System," formerly known as the EGSI System), a 565-mile pipeline system in Louisiana (the "Cypress Gas Pipeline System," formerly known as the Monterey System) and a 125 billion cubic feet ("BCF") natural gas storage facility located near the Houston Ship Channel (the West Clear Lake Storage Facility (the "WCLSF")). These pipeline systems have a combined throughput capacity of approximately 3.2 BCF per day.

         Approximately 508 miles of the Tejas Gas Pipeline System were purchased from Exxon by an unrelated third party (the "Lessor") and leased to Tejas under a five-year operating lease. Tejas has the option to purchase the leased portion of the pipeline system (the "Leased System") during the term of the lease for approximately $144.5 million or pay a termination fee at the end of the lease of approximately $122.8 million.

         The total consideration paid to Exxon for the Exxon Transaction at closing was $380.0 million, of which $235.5 million was paid by Tejas and $144.5 million was paid by the Lessor. Tejas financed its cash requirements for the Exxon Transaction, including transaction costs of approximately $12.0 million, primarily with bank borrowings (see Note 5).

         The acquisition by TNGC was accounted for as a purchase, and the purchase price was allocated to the acquired assets and liabilities based upon their estimated fair market value at September 15, 1993. The lease of the Leased System is for a five-year term and is accounted for as an operating lease (see
Note 14). The results of operations for the assets acquired or leased as a result of the Exxon Transaction are included in the accompanying financial statements for the period subsequent to September 15, 1993.

         The unaudited pro forma condensed statement of earnings which follows represents consolidated results of operations as if the Exxon Transaction had been consummated at the beginning of 1993. Pro forma adjustments have been made to the historical amounts for the entities and operations acquired for operating expenses, depreciation and amortization, general and administrative expenses, interest expense and related tax effects. Such amounts do not include the pro forma effects of either issue of preferred stock (see Note 11), which were integral to Tejas' financial condition prior to and after the Exxon Transaction.


                     Year Ended December 31,         1993
                     ---------------------------------------
                                  (in thousands, except per
                                   share amount -unaudited)

                     Revenues                   $ 1,060,397
                     =======================================
                     Net earnings                  $ 29,842
                     =======================================
                     Earnings per common share       $ 2.10
                     =======================================


         The pro forma results do not purport to be indicative of the results of operations that would actually have been obtained if the acquisition had occurred at the beginning of 1993.


4.  PROPERTY, PLANT AND EQUIPMENT

         A summary of property, plant and equipment is as follows:


    December 31,                                      1995          1994
   ------------------------------------------------------------------------
                                                        (in thousands)

    Buildings and land                           $    4,505     $    3,181
    Natural gas systems, storage, processing
       plants and treating plants                   776,719        756,482
    Other equipment                                  12,152          9,979
   ------------------------------------------------------------------------
    Total                                        $  793,376     $  769,642
   ========================================================================

5.  LONG-TERM DEBT

         Long-term debt consisted of the following:


          December 31,                          1995            1994
         -------------------------------------------------------------
                                                   (in thousands)

          Revolving Credit Agreements      $  284,900      $  337,000
          Industrial Development Bonds         11,175          11,175
          Money Market Lines of Credit         11,000          30,700
         -------------------------------------------------------------
                                              307,075         378,875
          Less current installments             1,000               -
         -------------------------------------------------------------
          Total long-term debt             $  306,075      $  378,875
         =============================================================

TAHC and TNGC Facilities
------------------------

         Effective January 12, 1995, Tejas amended its credit facilities to roll-up a majority of the existing bank debt of its three principal operating subsidiaries into a single, $455.0 million, eight-year, revolving credit facility at a newly formed subsidiary, TAHC. One of the subsidiaries, TNGC, retained a $25.0 million working capital facility with terms and conditions substantially similar to the rolled-up facility. The two facilities combined provide Tejas with $480.0 million in borrowing capacity. Both the TAHC and TNGC credit facilities bear interest rates, at Tejas' option, based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). The margins over the LIBOR rate that TAHC and TNGC must pay vary depending on TAHC's funded debt to capitalization ratio test which may range from a minimum of 0.5% to a maximum of 1.25%. Based on borrowings at December 31, 1995, of $284.9 million, and after considering restrictions to provide for a $10.0 million letter of credit and borrowings under its money market credit lines (offset by cash available pursuant to the terms of such credit lines), approximately $178.9 million of additional borrowings were available under these amended facilities. Additionally, at year-end, based upon TAHC's funded debt to capitalization ratio test, both the TAHC and TNGC credit facilities bore interest rates, at Tejas' option, of prime or LIBOR plus 0.50%. Under the terms of the agreements, the revolving credit facilities will convert to six-year reducing revolvers on December 31, 1997, unless extended at the option of the lenders. Commitment reductions of $15.0 million per quarter are scheduled to begin March 31, 1998 with the final remaining commitment reduction to occur on December 31, 2003. Based upon the current terms of the credit agreements and the outstanding principal balance at December 31, 1995, no principal payments are required until early 2001.

Industrial Development Bonds
----------------------------

         In 1990, a Tejas Gas subsidiary issued two notes in the aggregate amount of approximately $11.2 million related to the issuance of Industrial Development Refunding Revenue Bonds ("IDRRB's") by Lewis and Pleasants Counties, West Virginia, and called for redemption of previously outstanding notes and related Industrial Development Revenue Bonds ("IDRBs") of those counties in the aggregate amount of approximately $11.2 million. As of December 31, 1995 the notes and IDRRBs have a weighted average interest rate of 8.6%, including bank fees, and require annual principal payments of $1.0 million in 1996,

$2.0 million in each of the years 1997 through 2000, $1.6 million in 2001 and $0.6 million in 2002. The notes are secured by bank letters of credit which in turn are secured by mortgages on two natural gas processing plants located in West Virgina. The notes are also subject to certain covenants and require that Tejas Gas' subsidiaries, Gulf Energy Development Corporation and Gulf Energy Gathering & Processing Corporation, maintain certain financial standards.

Money Market Credit Lines
-------------------------

         Tejas has uncommitted money market credit lines which allow Tejas to borrow up to $40.0 million for periods of up to one month. Any such borrowings are unsecured and may be extended for additional periods if agreed to by the lender. At December 31, 1995, Tejas had an outstanding balance of $11.0 million borrowed under the money market credit lines at an average interest rate of 6.4%. Tejas has agreed to maintain available funds under its revolving credit facilities sufficient to repay borrowings under the money market credit lines and accordingly, the $11.0 million outstanding is classified as long-term at December 31, 1995.

         Cash payments for interest in 1995, 1994 and 1993, net of amounts capitalized, were $25.1 million, $22.7 million and $17.0 million, respectively. Scheduled maturities of long-term debt at December 31, 1995 are as follows:


                                             (in thousands)
                   -----------------------------------------

                   1996                        $   1,000
                   1997                            2,000
                   1998                            2,000
                   1999                            2,000
                   2000                            2,000
                   Thereafter                    298,075
                   -----------------------------------------
                   Total                       $ 307,075
                   =========================================


Interest Rate Swaps
-------------------
          Tejas has entered into various interest rate swap agreements as a means of hedging interest rates on its floating rate debt and a floating rate operating lease obligation. At December 31, 1995, Tejas had interest rate swap agreements in a notional amount of $325.0 million (see Note 7). Of this amount, $180.5 million converts a like amount of Tejas' debt to an effective interest rate of 6.20%. Of the $180.5 million, $50.0 million of the agreements expire in each of 1996 and 1997, $5.5 million expire in 1998 and the remaining $75.0 million expire in 1999. Although Tejas does not presently anticipate terminating any of these agreements prior to their respective expiration dates, it monitors options available to it given market conditions.

         Subsequent to year-end, Tejas entered into additional delayed start interest rate swap agreements in a notional amount of $125.0 million. These agreements will convert a like amount of Tejas' debt to an effective interest rate of 6.34%. Of this amount, $100.0 million of the agreements become effective in

December, 1996 and expire in December, 2000. The remaining $25.0 million become effective in January, 1999 and expire in December, 2001.

Restrictive Covenants
---------------------

         Under the terms of the TAHC and TNGC credit facilities (the "Credit Agreements"), TAHC is required to maintain certain financial ratios. The Credit Agreements also contain, among other things, limitations related to the transfer of funds between TAHC and its subsidiaries, the transfer of funds between TAHC and Tejas and the sale of assets in excess of specified amounts. Borrowings under the Credit Agreements are secured by certain subsidiary guarantees, the pledge of the capital stock and partnership interests of all material TAHC subsidiaries and partnerships (excluding the capital stock of Acadian, but including the pledge of the capital stock and partnership interests of the material operating subsidiaries and partnerships of Acadian) and various intercompany notes.

         The amount of loans, advances and distributions (collectively "Distributions") that may be made under the credit facilities is subject to certain limitations. At year-end 1995, Distributions to Tejas of $231.5 were permitted, of which $45.1 and $186.4 could be paid in dividends and loaned, respectively. In general, dividend and loan allowances may be adjusted by a percentage of consolidated quarterly net earnings or losses of TAHC, certain investments and any cumulative aggregate Distributions.


6.  INCOME TAXES

         Provisions for income taxes consisted of the following:

Years Ended December 31,                           1995        1994       1993
-------------------------------------------------------------------------------
                                                         (in thousands)

U.S. federal statutory rate                        35%          35%        35%
===============================================================================
Tax computed at the statutory rate
     on earnings before income taxes         $  18,127     $ 16,802   $ 12,593
State income taxes                                 695          495        418
Retroactive effect of federal rate increase          -            -        773
Other                                               31          162        127
-------------------------------------------------------------------------------
     Total provision for income taxes        $  18,853    $  17,459   $ 13,911
===============================================================================
Effective rate                                   36.4%        36.4%      38.7%
===============================================================================

         As a result of legislation enacted in August 1993, the maximum federal tax rate for corporations was increased from 34% to 35%, effective January 1, 1993. During 1993, Tejas recorded a charge to deferred tax expense of approximately $0.8 million for the cumulative effect of the rate increase on prior periods. Effective January 1, 1993, Tejas adopted SFAS No. 109 Accounting for Income Taxes which did not result in any adjustment for the cumulative effect of adoption.

         At December 31, 1995, Tejas had an alternative minimum tax credit available of $16.3 million. The 1994 regular tax net operating loss carryforward of $2.7 million was fully utilized in 1995.

         Deferred income taxes typically reflect (a) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) alternative minimum tax, net operating loss and tax credit carryforwards. Significant components of Tejas' net deferred income tax liability are as follows:



December 31,                                           1995          1994
------------------------------------------------------------------------------
                                                         (in thousands)

Deferred income tax liabilities:
     Tax over book depreciation                    $  67,481      $  54,048
     Other                                                 -            171
------------------------------------------------------------------------------
                                                      67,481         54,219
------------------------------------------------------------------------------
Deferred income tax assets:
     Alternative minimum tax credit carryforward      16,336         11,789
     Other                                             2,756          4,679
------------------------------------------------------------------------------
                                                      19,092         16,468
------------------------------------------------------------------------------
Net deferred income tax liability                  $  48,389      $  37,751
==============================================================================


         At December 31, 1995 and 1994, $2.0 million and $4.0 million, respectively, of deferred income tax assets were classified as current assets on the Consolidated Balance Sheets. No valuation allowances were required for deferred income tax assets at either December 31, 1995 or 1994.

         Tejas was obligated to pay HOC for utilization subsequent to the spin-off of any of the investment tax credit ("ITC") carryforwards which existed at the spin-off date. As of December 31, 1993, all such ITC carryforwards had been utilized. Tejas made income tax payments in 1995, 1994 and 1993 of $7.4 million, $5.1 million and $5.5 million, respectively. Such amounts include payments to HOC for investment tax credits utilized of $1.1 million for 1993.


7.   FINANCIAL INSTRUMENTS

         The estimated fair value amounts of Tejas' financial instruments have been determined by Tejas using available market data and valuation methodologies. Fair value represents the amount at which the instrument could be exchanged in a current transaction between willing parties. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.


December 31,                                       1995                        1994
-----------------------------------------------------------------------------------------------
                                           Carrying     Estimated      Carrying     Estimated
                                            Amount      Fair Value      Amount      Fair Value
-----------------------------------------------------------------------------------------------
                                                            (in thousands)
Balance Sheet Financial Instruments:
Long-Term Debt
   (excluding current installments):
        Revolving credit agreements      $ 284,900     $ 284,900     $ 337,000     $ 337,000
        Money market credit lines           11,000        11,000        30,700        30,700
        Industrial development bonds        10,175        11,144        11,175        11,620
Other Financial Instruments:
        Interest rate swap agreements            -        (2,906)            -        23,507
        Commodity swap agreements                -         8,086             -            96
        Commodity futures                        -        (4,361)            -         1,362
-----------------------------------------------------------------------------------------------

Long-Term Debt
--------------

         Tejas' revolving credit agreements and money market credit lines bear floating interest rates at current market levels and therefore carrying values in the financial statements approximate fair value. The estimated values of the industrial development bonds are based on interest rates at December 31, 1995 for new issues with maturities which approximate the remaining life of the existing bonds.

Interest Rate Swap Agreements
-----------------------------

         At December 31, 1995 and 1994, Tejas had entered into interest rate swap agreements with a notional amount of $325.0 million, as a means of hedging floating interest rate exposure related to its revolving credit facilities ($180.5 million in 1995 and 1994) and an operating lease obligation ($144.5 million in both years). The fair value of interest rate swap agreements is based upon approximated termination values obtained from third parties. The negative fair value at December 31,1995 is the estimated amount Tejas would pay if it canceled the contracts or transferred them to other parties.

Commodity Futures and Swaps
---------------------------

         Tejas uses derivative financial instruments (primarily futures, swaps and other contracts) as an extension of its commercial natural gas purchases and sales and to hedge price exposure, including location and pricing basis, of its storage and exchange gas inventories, commitments, and certain anticipated transactions. At December 31, 1995 Tejas had a realized but unrecognized loss of $15.5 million and an unrealized loss of $4.4 million on futures contracts. Open swap contracts where Tejas pays one price basis in exchange for another cover a notional volume of 28.1 BCF and extend into December 1997. The fair value of these swap contracts at December 31, 1995 was $8.1 million payable to Tejas based upon estimated termination values. The realized but unrecognized futures loss of $15.5 million, unrealized futures loss of $4.4 million and unrealized swaps gain of $8.1 million have been incurred in conjunction with the Company's storage arbitrage program and either have been offset or will be offset by transactions involving the physical delivery of natural gas.

Credit Risk
-----------

         While notional contract amounts are used to express the magnitude of interest rate swap agreements, the amounts potentially subject to credit risk, in the event of nonperformance by third parties, are substantially smaller. Tejas does not anticipate any material impact to its results of operations as a result of nonperformance by third parties as these agreements are with established exchanges, energy companies, and major financial institutions. Under certain circumstances, commodity swap agreements may require the parties to post letters of credit issued by financial institutions acceptable to the counterparty to satisfy margin requirements.


8.   UNCONSOLIDATED ENTITIES

         At December 31, 1995, Tejas owned an interest in several entities which are accounted for under the equity method of accounting. Tejas' investments in these entities are detailed as follows:


      December 31,                                 1995          1994
      ------------------------------------------------------------------
                                                     (in thousands)
      Unconsolidated entities:
      Evangeline Gas Pipeline Company, L.P.    $  7,950      $  9,436
      Evangeline Gas Corp.                        1,268         1,230
      Gulf Coast Natural Gas Company             19,054        19,849
      Coral Entities                              3,655             -
      ------------------------------------------------------------------
           Total                               $ 31,927      $ 30,515
      ==================================================================

Coral Entities
--------------

        On November 1, 1995, Coral, a new independently managed energy marketing venture between Tejas and Shell, commenced operations. Coral is a Delaware limited partnership formed in September 1995 to market natural gas and energy for Tejas and Shell Oil Company ("Shell"). Coral is owned one-third by subsidiaries of Tejas and two-thirds by certain subsidiaries of Shell. Tejas has the option to acquire up to a 50% interest in Coral in either 1998 or 1999 based on the attainment of certain earnings and/or volume levels. Coral's board of directors consists of four members, two of whom are appointed by Tejas and two by Shell.

         Coral initially began marketing 3.7 BCF per day of Tejas and Shell natural gas volumes. Tejas provides Coral access to Tejas' 5,488 miles of natural gas pipeline. Coral was initially staffed with employees from Tejas and Shell. In addition, Coral has entered into a contractual arrangement with a financial institution to assist the new company in providing a variety of specially tailored risk management services.

         Pursuant to the Coral limited partnership agreement and related gas sales contracts, Tejas has committed to Coral substantially all of its natural gas supply, and Shell has committed to Coral substantially all of its natural gas production in the United States (excluding Alaska and Hawaii). In addition, Tejas provides intrastate marketing expertise, Shell provides interstate marketing expertise, as well as treasury and administrative support services. Coral conducts natural gas marketing activities for both Tejas and Shell.

        Tejas and Shell have each contributed cash and economic interests in gas sales contracts to Coral for their respective interests. Each partner has received equity credit for gas committed to the partnership that is subject to long-term contracts, and gas volumes and margins are subject to make-up payments by the responsible partner if actual volumes and margins fail to meet targeted contract levels. If Coral is unable to take all of the gas tendered for delivery by the parties, Coral is obligated to pay for such gas at the price that would have otherwise been applicable, mitigated by the amount obtained from any sales of such gas to third parties.

        Summarized balance sheet and income statement information for Coral, which Tejas accounts for using the equity method, as of and for the two months ended December 31, 1995 is presented below.


           December 31,                                     1995
           ---------------------------------------------------------
                                                      (in thousands)
           Balance Sheet:
                Current assets                          $ 246,562
                Property, plant and equipment, net          1,535
                Other noncurrent assets                    70,768
                Current liabilities                       236,359
                Owners' equity                             82,506

           Statement of Earnings:
                Revenues                                $ 335,020
                ====================================================
                Gross profit                            $   8,723
                ====================================================
                Net earnings                            $   2,189
                ====================================================
                Tejas' share of net earnings            $     729
                ====================================================

Evangeline Entities
-------------------

         In December 1991, Tejas and other parties formed Evangeline Gas Pipeline Company, L.P., a limited partnership ("Evangeline") and Evangeline Gas Corp. ("EGC"). Tejas owns a 45% limited partnership interest in Evangeline and 45% of the common stock of EGC. EGC is the general partner of Evangeline and owns a 10% general partnership interest.

         Although the  December  1991  projections  for  Evangeline  anticipated losses during the first four years of operations, at no time during the anticipated 20-year life of Evangeline did the projected cumulative losses exceed the agreed Tejas sharing levels. By agreement, Tejas did not bear any losses in the Evangeline entities until cumulative losses totaled $7.7 million. Tejas' interests in the Evangeline entities bore 45% of all losses until cumulative losses totaled $9.7 million, and bears 100% of all losses until cumulative losses total $19.2 million. Evangeline is not permitted to make distributions to its partners until its debt is extinguished. At December 31, 1995 and 1994, cumulative losses of the Evangeline entities totaled $11.2 million and $9.7 million, respectively. While Tejas has incurred losses during 1994 and 1995 from Evangeline at the net income level, Evangeline's cash flow from operating activities during that time period has been sufficient to service debt and meet other cash requirements.

Gulf Coast Natural Gas Company
------------------------------

         In January 1992, Tejas and another company formed a general partnership, Gulf Coast Natural Gas Company ("Gulf Coast"). Tejas purchased a 50% capital interest in the partnership over a 12-month period at a total cost of $19.4 million. Tejas invested $0.1 million in Gulf Coast for its share of capital expenditures in both 1995 and 1994 and $0.2 million in 1994 for working capital.

         By agreement, Tejas receives 70% of the cash operating income of Gulf Coast until December 31, 1998 and 50% thereafter. Depreciation expense is shared evenly for substantially all of the assets.

Summarized Financial Information
--------------------------------

         Combined summarized financial information for all Tejas' unconsolidated entities as of and for the twelve months ended December 31, 1995 and 1994 is presented below. Amounts due from shareholders of EGC of $1.7 million for demand notes are netted against equity.


December 31,                                     1995                 1994
-----------------------------------------------------------------------------
                                                       (in thousands)
Balance Sheet:
     Current assets                          $ 264,991            $  16,501
     Property, plant and equipment, net         53,738               54,648
     Other noncurrent assets                   139,232               72,129
     Current liabilities                       254,472               16,510
     Noncurrent liabilities                     73,191               76,083
     Owners' equity                            130,298               50,685

Statement of Earnings:
     Revenues                                $ 477,375            $ 154,996
     ========================================================================
     Gross profit                            $  24,560            $  16,686
     ========================================================================
     Net earnings                            $     940            $     524
     ========================================================================
     Tejas' share of net earnings (loss)     $    (158)           $   1,057
     ========================================================================

All noncurrent liabilities of the unconsolidated entities at December 31, 1995, consisting of Evangeline's debt agreements, are nonrecourse to Tejas.


9.       RELATED PARTIES

         During 1995, Tejas had sales of $105.9 million, $16.7 million and $74.6 million to Coral, Gulf Coast, and Evangeline, respectively. Additionally, Tejas received $1.5 million and $0.3 million from Gulf Coast and Evangeline, respectively, for administrative and management services in 1995. At December 31, 1995, Tejas had current receivables from Coral, Evangeline and Gulf Coast of $52.6 million, $6.3 million and $2.4 million, respectively. Tejas had amounts payable to Coral and Gulf Coast of $8.8 million and $0.7 million, respectively at December 31, 1995.

10.      PREFERRED MEMBERSHIP UNITS OF A SUBSIDIARY COMPANY

         On December 29, 1995, a wholly owned subsidiary of Tejas, Tejas-Magnolia Energy, L.L.C., issued preferred equity interests to a third party in return for a capital investment of $55.0 million. Tejas-Magnolia is required to make preferred distributions to the third party which constitute a return on capital (at an effective fixed after tax cost to Tejas of 4.2%) and return of capital over an eight-year term. Annual distributions of approximately $8.7 million are payable from 1996 through 2001 and approximately $9.5 million in each of 2002 and 2003. In connection with the issuance of the preferred equity interests in Tejas-Magnolia, another subsidiary of Tejas has contributed a portion of the proceeds from sales under certain long term natural gas sales contracts to Tejas-Magnolia in exchange for common equity interests in Tejas-Magnolia. This ongoing contribution supports the preferred distribution obligations of Tejas-Magnolia during the eight-year term. Required distributions for 1996 of $4.3 million are classified as maturities of long-term obligations.


11.   PREFERRED STOCK

         At December 31, 1995 and 1994, Tejas has authorized 6,000,000 shares of $1 par value preferred stock. The preferred stock may be issued in one or more series and the Board of Directors will determine the specific terms and conditions of each series in the event such shares are issued.

         In February 1993, Tejas completed the sale of 2,000,000 depositary shares, each such depositary share representing one-tenth of a share of Tejas' 9.96% Cumulative Preferred Stock (the "9.96% Preferred Stock"). Net proceeds from the sale of the 9.96% Preferred Stock totaled $48.2 million and $48.0 million of the net proceeds was initially used to repay indebtedness under a subsidiary's $120.0 million reducing revolving credit facility which existed at such time. Dividends on the 9.96% Preferred Stock are cumulative from the date of original issuance and are payable quarterly, commencing May 1, 1993, in an amount equal to $2.49 per annum per depositary share. The 9.96% Preferred Stock is redeemable at Tejas' option at any time after February 1, 1998 at a redemption price equal to $250 per share.

         In November 1993, Tejas completed the sale of 1,300,000 depositary shares, each such depositary share representing one-fifth of a share of Tejas' 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock"). Net proceeds from the sale of the 5 1/4% Preferred Stock totaled $62.8 million and were used to repay substantially all of a $65.0 million term loan incurred in conjunction with the Exxon Transaction. Dividends on the 5 1/4% Preferred Stock are cumulative from the date of original issuance and are payable quarterly, commencing February 1, 1994, in an amount equal to $2.625 per annum per depositary share. Each share of 5 1/4% Preferred Stock is convertible, in whole or in part, at any time, at the option of the holders thereof, into shares of common stock at a conversion price of $63.6364 per share of common stock (equivalent to a conversion rate of .7857 shares of common stock for each depositary share). The 5 1/4% Preferred Stock is redeemable, at Tejas' option
(i) at any time after November 10, 2003, at a redemption price of $250 per share, or (ii) at any time between November 10, 1996 and November 10, 2003 at redemption prices which range from $259.19 to $251.31 per share.

         Both the 9.96% Preferred Stock and the 5 1/4% Preferred Stock rank, as to dividends and liquidation, prior to Tejas' common stock. If the equivalent of six quarterly dividends payable on either the 9.96% Preferred Stock or the 5 1/4% Preferred Stock is in arrears, then the number of directors of Tejas will be increased by two and the holders of the classes of preferred stock with dividends in arrears will be entitled to elect the two additional directors until all dividends in arrears have been paid or declared and set apart for payment. No arrearages currently exist.

12.      COMMON STOCK

         On November 11, 1994, Tejas adopted a stockholders rights plan and declared a dividend of one right (a "Right") for each share of Tejas' common stock, par value $.25 per share (the "Common Stock"), outstanding as of the close of business on November 22, 1994. The Rights, which under certain circumstances entitle their holders to purchase one one-hundredth of a share of Series C Junior Participating Preferred Stock, par value $1.00 per share, for an exercise price of $200, will expire on November 11, 2004.

         The Rights are not exercisable until the earlier to occur of (i) 10 days following the first date of public announcement that a person or group of affiliated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or such earlier date as a majority of the Board of Directors shall become aware of the existence of an Acquiring Person (the "Stock Acquisition Date") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock.

         In the event that any person becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right at the then current exercise price of the Right, that number of shares of Common Stock having a market value of two times the exercise price of the Right. In the event that, after a person or group has become an Acquiring Person, Tejas is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold, each holder of a Right other than Rights beneficially owned by an Acquiring Person (which will have become void) will thereafter have the right to receive, upon the exercise of the Right at the then current exercise price of the Right, that number of shares of common stock of the person with whom Tejas has engaged in the foregoing transaction which number of shares at the time of such transaction will have a market value of two times the exercise price of the Right.

         At any time until ten days following the Stock Acquisition Date (subject to extension by the Board of Directors), Tejas may redeem the Rights in whole, but not in part, at a price of $.01 per Right.

         On July 19, 1995, Tejas' Board of Directors authorized a stock dividend of one-tenth of one share of Common Stock for each share of Common Stock outstanding payable to stockholders of record on July 27, 1995. All references to average shares outstanding and earnings per share included in the financial statements and accompanying notes for periods prior to the stock dividend have been restated to give retroactive effect to the stock dividend. As a result of the stock dividend, 1,052,908 shares (net of 422 fractional shares repurchased) of common stock were added to the 10,533,303 common shares outstanding at June 30, 1995. The fair value of the additional shares at the declaration date, $52.8 million, was transferred from retained earnings to Common Stock and capital surplus in the amount of $0.3 million and $52.5 million, respectively. As a result of the stock dividend, the conversion price of Tejas' 5 1/4% Preferred Stock was adjusted from $70 to $63.6364 (equivalent to an adjustment in the conversion rate from .7143 to .7857 shares of Common Stock for each Depositary Share representing a one-fifth interest in a share of the 5 1/4% Preferred Stock). The adjustment to the conversion price (and conversion rate) was effective as of July 28, 1995. Additionally, options to purchase Common Stock under Tejas' Stock Option Plans as well as option prices were adjusted as a result of the Common Stock dividend.

         On March 5, 1993, Tejas' Board of Directors authorized a three-for-two stock split of Tejas' common stock effected in the form of a stock dividend, effective March 30, 1993, payable to stockholders of record at March 15, 1993. Such stock dividend was distributed in March 1993. The restatement for the stock split at December 31, 1992 resulted in an additional 3,426,532 shares being added to the shares issued at such date. The par value of such additional shares was transferred from capital surplus to the common stock account. All references to average shares outstanding, earnings per share and stock option plan information included in the financial statements and accompanying notes and schedules have been restated for periods prior to the stock split to give retroactive effect to the stock split. In May 1993, Tejas increased its authorized shares of common stock from 15,000,000 shares to 30,000,000 shares.

         In 1988, Tejas adopted the Executive Officers Stock Option Plan (the "Tejas Plan"), which provided for the granting of options for 1,101,101 shares of Common Stock. During 1992, Tejas amended the Tejas Plan to include key employees other than executive officers and to increase the number of shares available for grant under the Tejas Plan by an additional 874,879 shares. During 1995, options to purchase 190,863 shares of Common Stock were granted under the Tejas Plan to executive officers and key employees at option prices ranging from $36.82 to $50.75 per share. In 1992, Tejas implemented the Directors Stock Option Plan (the "DSOP"), which provided for the granting of options for 247,500 shares of Common Stock to directors of Tejas. Options to purchase 8,250 shares of Common Stock were granted in 1995 under the DSOP at an option price of $44.432 per share. Since inception, all stock options have been granted at the market price in effect at the date of the grant.


                                                 1995             1994             1993
---------------------------------------------------------------------------------------------
Options outstanding, January 1                  492,227          689,482          720,994
Granted                                         199,113          118,523           98,570
Exercised                                       (54,408)        (309,726)        (130,082)
Canceled                                         (3,547)          (6,052)               -
---------------------------------------------------------------------------------------------
Options outstanding, December 31                633,385          492,227          689,482
---------------------------------------------------------------------------------------------
Options available for grant at December 31      522,396          717,962          830,436
Options exercisable at December 31              334,082          270,311          500,375
Range of option prices exercised
     during the year                         $5.77-$37.27      $5.77-$35.00     $5.32-$28.86
Range of option prices outstanding,
     December 31                            $15.75-$50.75      $5.77-$50.46     $5.77-$39.54
---------------------------------------------------------------------------------------------


13.      COMMITMENTS AND CONTINGENCIES

         Tejas is a defendant or party in various lawsuits that have arisen in the ordinary course of Tejas' business. In particular, a subsidiary of Tejas is a defendant in The Long Trust v. Tejas Gas Corp. et. al., 123rd Judicial District Court, Panola County, Texas, filed March 1, 1989, in which plaintiffs assert claims and allege damages for breach of contract and failure to take-or-pay for natural gas pursuant to three natural gas purchase contracts. Plaintiffs allege that, in addition to failing to take or pay for gas, Tejas breached (a) one of the contracts by failing to take a minimum quantity of gas and to install and maintain pipeline facilities sufficient to permit Tejas to meet its quantity purchase obligations, and (b) all three contracts by failing to take gas in quantities sufficient to enable plaintiffs to produce ratably with other producers in a common reservoir. In plaintiffs' Sixth Amended Original Petition filed June 6, 1995, the plaintiffs are seeking take-or-pay damages for the ten year period 1984-1994 in excess of $36 million, plus pre-judgment interest, post-judgment interest, attorneys' fees and court costs and other unspecified actual damages. In connection with their depositions in this matter, certain expert witnesses retained by The Long Trusts have presented damage models purporting to show substantial additional damages related to the take-or-pay and ratability claims. Management disputes The Long Trusts' claims and believes that The Long Trusts' damage models are seriously flawed. On January 6, 1993, the court entered an interlocutory summary judgment order granting in part and denying in part plaintiffs' motions for summary judgment. The court found, among other things, as a matter of law that (a) Tejas breached the minimum take obligations under one of the contracts, (b) Tejas is not entitled to any credits or offsets for natural gas purchased by third parties, and (c) the "availability" of natural gas for take-or-pay purposes is established by the delivery capacity testing procedures in the contracts. Damages, if any, have not been determined. The effect of this order on Tejas' case is unclear and Tejas has sought clarification and rehearing, but intends nevertheless to defend its position aggressively.

         Although Tejas has not obtained a formal opinion, based on discussions with outside counsel and an internal examination of this lawsuit, management believes that it has adequate defenses or recourse to third parties relating to such lawsuit and does not believe this matter will have a material adverse effect on Tejas' financial condition. Because of the relationship between The Long Trust contracts and certain contracts between Tejas and Valero Transmission Company ("VTC"), and in order to resolve existing and potential claims and disputes, Tejas, VTC and Valero Transmission, L.P. ("VTLP") entered into an agreement, pursuant to which, among other things, Tejas, VTC and VTLP would cooperate in the conduct of The Long Trust litigation, and VTC and VTLP would bear a substantial portion of the costs of any appeal and of the amount of any nonappealable final judgment rendered against Tejas. On April 15, 1994, the plaintiffs named VTC and VTLP (collectively "Valero") as additional defendants to the lawsuit, alleging that Valero intentionally and maliciously interfered with the plaintiffs' contracts with Tejas. In its Sixth Amended Original Petition, plaintiffs are seeking damages against Valero in an amount in excess of $36 million, and plaintiffs added a conspiracy claim against Tejas alleging that Tejas conspired with Valero in interfering with the contracts. Plaintiffs also have added a claim for exemplary damages treble the amount of the actual damages, if any, found by the court for the interference and conspiracy claims. Plaintiffs assert that Tejas should be jointly liable with Valero for the damages plaintiffs have asserted against Valero.

         Tejas is a member of a joint defense group comprised of twenty-seven companies that have been threatened with claims by various cities in Texas that the companies owe franchise type fees for commercial gas operations within their city limits. Tejas and certain of its subsidiaries were named as defendants in City of Baytown v. Tejas Gas Corporation, 11th Judicial District Court, Harris County, Texas, filed August 31, 1995. Plaintiff alleged that the defendants carried on their commercial gas operations within the city limits of Baytown without the City of Baytown's permission and without payment of fees to the City, and asserted a number of causes of action against defendants. Plaintiff sought unspecified damages based on various theories of recovery, including a percentage of gross receipts from gas sales inside the City of Baytown, and other remedies, including injunctive relief and exemplary damages. On January 18, 1996, the City of Baytown filed a Notice of Nonsuit Without Prejudice, thereby dismissing its claims against Tejas. Tejas has filed a counterclaim against the plaintiff seeking injunctive and declaratory relief with respect to certain issues raised in the plaintiff's suit, which counterclaim is pending. The law firm that represented the City of Baytown announced that it would continue its efforts to bring similar suits by other cities against pipeline companies. It is possible that claims by other cities may be filed against Tejas and other pipeline companies alleging similar causes of action. Management believes that Tejas has adequate defenses relating to these types of claims, and does not believe that these matters will have a material adverse effect on Tejas' financial condition. However, there can be no assurance that additional lawsuits will not be filed against Tejas or that Tejas will prevail in any lawsuit that may be filed against it.

         Tejas is also a party to various other claims and other pending and possible legal actions arising in the ordinary course of business. There is considerable uncertainty inherent in any litigation or governmental proceeding and the evaluation of individual matters is necessarily dependent on the historical experience of Tejas and others in similar circumstances and the stage of the litigation or proceeding. Tejas believes that an adequate provision has been made for probable losses. In cases where losses are possible but not probable, it is Tejas' belief that their ultimate resolution will not have a materially adverse effect on Tejas' consolidated financial position or the results of its consolidated operations.

         In conjunction with the acquisition of the Acadian Gas Group on December 28, 1990, Acadian is committed to pay contingent deferred payments based upon certain future natural gas sales volumes and profit margins, if achieved. Such payments in any one year are not expected to exceed 2% of the cash purchase price of the Acadian Gas Group and cumulative deferred payments are limited to a maximum of $25.0 million, of which $4.8 million had been paid or accrued as of December 31, 1995. Such payments expire if unearned not later than December 31, 2003. Tejas has guaranteed the performance of the deferred payment agreement. At December 31, 1995, Tejas accrued $0.8 million for contingent deferred payments paid in February, 1996. As such payments are accrued, the cost is included in property, plant and equipment and amortized over the remaining estimated lives thereof.

         Tejas'  West Clear Lake Storage  Facility  (the  "WCLSF")  requires the maintenance of cushion gas in order to sustain anticipated operational requirements. Such cushion gas requirements have been satisfied by a combination of natural gas purchased by Tejas and third party natural gas stored in the facility. At December 31, 1995, Tejas had purchased approximately 10.4 BCF of cushion gas. In late 1994, Tejas entered into an agreement with a third party whereby the third party agreed to purchase up to 35 BCF of natural gas at a cost not to exceed $65.0 million and to store such gas in the WCLSF. The agreement with the third party is currently scheduled to expire in September 2000. In order to secure Tejas' ability to purchase the gas from the third party, the agreement provides for the payment by Tejas of a reservation fee to the third party which is adjusted quarterly based upon the third party's financing costs. On certain option dates, Tejas may elect to purchase specified volumes of the third party's gas at market prices. Should Tejas decline to purchase the gas, the third party may instruct Tejas to sell such volumes on the third party's behalf. In such case, it will be necessary for Tejas to obtain cushion gas through other means in order to meet the anticipated operational requirements of the WCLSF. At December 31, 1995, the third party had 34.6 BCF of natural gas in storage at the WCLSF, which such party purchased for $ 62.4 million. Based upon the volumes and rates in effect at December 31, 1995, Tejas estimates the net annual cost related to the reservation fee on the 34.6 BCF of natural gas to be approximately $ 1.9 million.

         Tejas has an obligation to redeliver certain volumes of gas from the WCLSF. In addition to the 34.6 BCF described above, Tejas has an obligation to redeliver approximately 2.7 BCF of gas held in storage for other third parties. Tejas bears the cost of physical loss, if any, incurred during storage. Management estimates that physical losses will not be significant and has insured against physical losses due to catastrophic events. Of the total 65.4 BCF of natural gas in the WCLSF at December 31, 1995, 37.3 BCF was owned by third parties.


14.      LEASES

         Tejas leases certain property, facilities and equipment under various operating leases. During 1993, as part of the Exxon Transaction, Tejas entered into a five-year operating lease for the Leased System (see Note 3), and Tejas is committed to pay a termination fee of $122.8 million in the event Tejas elects not to exercise its purchase option for the Leased System in 1998. Lease payments under the lease for the Leased System are adjusted quarterly based on the Lessor's financing costs, and Tejas has entered into interest rate swap agreements in a notional amount of $144.5 million to fully hedge the effects of such adjustments on the required minimum lease payments. Such interest rate swap agreements expire in 1998 and effectively fix Tejas' minimum lease payments for the Leased System, excluding the termination fee, at $8.4 million per anum. Future minimum lease payments under all leases, excluding the termination fee of the Leased System, as of December 31, 1995 are:

                                           (in thousands)
                       -----------------------------------
                       1996                  $  10,070
                       1997                     10,523
                       1998                      9,068
                       1999                      6,239
                       2000                        290
                       Thereafter                  580
                       -----------------------------------
                            Total            $  36,770
                       ===================================

         Rental expense for all operating leases totaled $11.6 million, $13.3 million and $5.1 million for 1995, 1994 and 1993, respectively.

15.   SUPPLEMENTAL CASH FLOW INFORMATION

         The "Net increase in working capital, net of effects from acquisitions" amount included in the Consolidated Statements of Cash Flows is comprised of the following:


Year Ended December                                  1995             1994             1993
----------------------------------------------------------------------------------------------
                                                                (in thousands)
Decrease (increase) in accounts receivable       $ (67,379)       $   1,847        $  (5,321)
Increase in exchange gas receivable                 (1,355)          (1,133)          (3,124)
Increase in storage gas inventory                  (10,594)         (17,975)          (9,548)
Decrease (increase) in prepaids and other
     current assets                                 (4,171)          (2,661)             903
Increase (decrease) in gas purchases payable        48,746          (15,908)           9,398
Increase (decrease) in exchange gas payable            975           (4,270)           6,882
Increase (decrease) in accounts payable              3,350            2,344           (2,965)
Increase (decrease) in accrued liabilities             878           (6,550)          (2,398)
Increase (decrease) in income taxes payable          1,867            4,857              (42)
----------------------------------------------------------------------------------------------
     Total                                       $ (27,683)       $ (39,449)       $  (6,215)
==============================================================================================

         In 1995, 1994 and 1993, stock options exercised were paid for in part by the tendering of shares previously held by the party exercising the stock options. The value of tendered shares received and an equivalent value for shares issued are regarded as noncash transactions for cash flow purposes. Accordingly, Tejas' Consolidated Statements of Cash Flows include only actual cash received as a result of the exercise of stock options.

         The computation of changes in current assets and current liabilities as reflected on Tejas' Consolidated Statements of Cash Flows for the year ended December 31, 1993 excludes negative working capital related to the Exxon Transaction, as adjusted for the allocation of the purchase price, of approximately $14.7 million.


16.   SEGMENT INFORMATION AND MAJOR CUSTOMERS

         Tejas predominantly operates in one industry segment, natural gas pipeline operations.

         During 1995, one customer accounted for approximately 10% of Tejas' total revenues. No single customer accounted for 10% or more of total revenues in 1994. During 1993, two customers accounted for approximately 13% and 10% of Tejas' total revenues, respectively.

         Tejas' natural gas pipeline operations have a concentration of customers in the electric and natural gas utility industries, principally in Texas and Louisiana. This concentration of customers in a regional geographic area may impact Tejas' overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. Historically, Tejas has not incurred any significant credit losses related to receivables from its customers. Receivables are generally not collateralized.


17.   EMPLOYEE BENEFITS

         Effective January 1, 1989, Tejas adopted a noncontributory, defined benefit pension plan. This plan covers all employees.

         Under the plan, pension benefits are based on years of service and the employee's average monthly compensation. Tejas funds pension expense as accrued, subject to the minimum requirements of the Employee Retirement Income Security Act of 1974, the Omnibus Budget Reconciliation Act of 1987 and the tax deductibility of such contributions.

         The components of pension expense are as follows:


Years Ended December 31,                         1995        1994        1993
-------------------------------------------------------------------------------
                                                        (in thousands)

Service costs - costs during the period         $  735      $  587      $ 581
Interest cost on projected benefit obligation      319         261        214
Actual return on plan assets                      (260)       (219)      (169)
Net amortization and deferral                      (23)         (9)        (4)
-------------------------------------------------------------------------------
     Net periodic pension costs                 $  771      $  620      $ 622
===============================================================================

         The following table sets forth the pension plan's funded status and the amount of the net pension liability at December 31, 1995 and 1994. Plan assets are comprised of investments in an equity fund maintained by the plan trustee and a guaranteed deposit account with an insurance company.


December 31,                                          1995           1994
----------------------------------------------------------------------------
                                                       ($ in thousands)
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
     vested benefits of $3,297 and
     $2,481, respectively                          $  3,876       $  2,850
============================================================================
Projected benefit obligation                       $ (5,731)      $ (3,907)
Plan assets at fair value                             3,838          3,150
----------------------------------------------------------------------------
Funded status                                        (1,893)          (757)
Unrecognized net (gain) loss                            156           (333)
Unrecognized prior service cost                         (86)           (93)
----------------------------------------------------------------------------
     Accrued pension liability                     $ (1,823)      $ (1,183)
============================================================================

         Assumptions used in determining pension expense and the status of Tejas' plan for 1995 and 1994 were as follows:

                                                     1995          1994
      -------------------------------------------------------------------
      Discount rate                                  7.25%         8.00%
      Rates of increase in compensation levels       5.00%         5.00%
      Rate of return on plan assets                  8.00%         8.00%
      -------------------------------------------------------------------

Thrift Plan
-----------

         Tejas adopted a contributory, trusteed thrift plan covering all of its employees, effective January 1, 1989. Tejas matches 100% of the employee contributions to the plan, up to a maximum of three percent (3%) of the annual salary paid to each participant. Tejas' share of contributions recognized in
1995,  1994  and  1993  was  $0.5  million,   $0.5  million  and  $0.3  million,
respectively.

18.   QUARTERLY FINANCIAL INFORMATION (unaudited)


Quarters Ended                                    March 31      June 30       Sept. 30      Dec. 31
-----------------------------------------------------------------------------------------------------
                                                       (in thousands, except per share amounts)

1995:
     Revenues                                    $ 215,633     $ 238,122     $ 246,510     $ 343,356
     Earnings from operations                       19,250        15,975        18,734        21,762
     Net earnings                                    8,179         7,110         7,646        10,002
     Preferred stock dividend requirements           2,098         2,098         2,098         2,099
     Net earnings applicable to common stock         6,081         5,012         5,548         7,903
     Earnings per common share (1)                     .53           .43           .48           .68
1994:
     Revenues                                    $ 288,535     $ 273,274     $ 250,953     $ 219,205
     Earnings from operations                       16,472        16,441        17,609        20,801
     Net earnings                                    6,940         7,056         7,307         9,243
     Preferred stock dividend requirements           2,098         2,098         2,099         2,098
     Net earnings applicable to common stock         4,842         4,958         5,208         7,145
     Earnings per common share(1)                      .41           .42           .44           .61
     ------------------------------------------------------------------------------------------------

(1) Earnings per common share have been adjusted to give retroactive effect to a stock dividend of one-tenth of one share of Common Stock for each share of Common Stock outstanding on July 27, 1995 as if the stock dividend had occurred at the beginning of each period presented.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

                                      None



                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Item 11.   EXECUTIVE COMPENSATION


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because Tejas will file a definitive proxy statement pursuant to Regulation 14A under the Securities Act of 1934 not later than 120 days after the close of the fiscal year; the information required by such items is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management," "Meetings of the Board of Directors and Committees," "Election of Directors," "Executive Officers," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and "Compliance with Section 16(a) of the Exchange Act" in Tejas' definitive proxy statement for its annual meeting of stockholders to be held May 9, 1996 and such information (excluding the information required by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K) is hereby incorporated by reference from such definitive proxy statement.

                                     PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1.   Financial Statements -

                 All financial statements of Tejas are listed under Item 8 on page 29 of this Form 10-K.

        2.   Financial Statement Schedules -

                 All  financial  statement  schedules  of Tejas are listed under
                 Item 8 on page 29 of this Form 10-K.

        3.   Exhibits -

                 See Exhibit Index on page 65 of this Form 10-K.

             Executive Compensation Plans or Arrangements - the following listed executive compensation plans or arrangements are included in the
             Exhibit Index on page 65 of this Form 10-K.

             10.1*     Form of Tejas Gas Executive Incentive Agreement (filed as
                       Exhibit 10.12 to Tejas' Registration Statement on Form S-1, No. 33-24697 (the "1988 Registration Statement")).

             10.2* Tejas Gas Corporation Employee Stock Option Plan, as amended and restated July 21, 1992 (filed as Exhibit 10(p) to Tejas' Registration Statement on Form S-2, No. 33-53862 (the "1993 Registration Statement").

             10.3 Amendment to Director's Stock Option Plan and Employee Stock Option Plan dated as of December 9, 1995.

             10.4 Form of Tejas Gas Corporation Stock Option Agreement for Employee Stock Option Plan.

             10.5* Directors Stock Option Plan (filed as Annex A to Tejas' 1992 Proxy Statement).

             10.6*     Amendment  to  Directors  Stock  Option  Plan  (filed  as
                       Exhibit 10(z) to the 1993 Registration Statement).

             10.7* Director Stock Award Plan, as approved on October 5, 1995 by the Board of Directors of Tejas (filed as Exhibit 4.6 to Tejas' Registration Statement on Form S-8, No. 33-64895).

             10.8* First Amendment to the Director Stock Award Plan, as approved on December 9, 1995 by the Board of Directors (filed as Exhibit 4.7 to Tejas' Registration Statement on Form S-8, No. 33-64895).

             10.9* Tejas Gas Corporation Thrift Plan, as amended and restated in July 1993 (effective August 6, 1993) (filed as Exhibit 10.17 to Tejas' Form 10-K for the fiscal year ended December 31, 1993).

             10.10* First Amendment to the Tejas Gas Corporation Thrift Plan dated October 7, 1993 (filed as Exhibit 10.18 to Tejas' Form 10-K for the fiscal year ended December 31, 1993).

             10.11* Second Amendment to the Tejas Gas Corporation Thrift Plan dated March 23, 1994 (filed as Exhibit 10.16 to Tejas' Form 10-K for the fiscal year ended December 31,1994).

             10.12* Third Amendment to the Tejas Gas Corporation Thrift Plan dated October 12, 1994 (filed as Exhibit 10.5 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

             10.13* Fourth Amendment to the Tejas Gas Corporation Thrift Plan dated April 12, 1995 (filed as Exhibit 10.1 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

             10.14 Fifth Amendment to the Tejas Gas Corporation Thrift Plan dated October 6, 1995.

             10.15* Tejas Gas Corporation Thrift Benefit Restoration Plan, effective as of August 9, 1994 (filed as Exhibit 10.1 to Tejas' Form 10-Q for the quarter ended September 30,
                       1994).

             10.16* First Amendment to the Tejas Corporation Thrift Benefit Restoration Plan dated April 12, 1995 (filed as Exhibit
                       10.2 to Tejas' Form 10-Q for the quarter  ended March 31,
                       1995).

             10.17 Second Amendment to the Tejas Gas Corporation Thrift Benefit Restoration Plan dated October 6, 1995.

             10.18* Tejas Gas Corporation Thrift Benefit Restoration Trust between Tejas and The First National Bank of Boston, as trustee, dated September 16, 1994 (filed as Exhibit 10.2 to Tejas' Form 10-Q for the quarter ended September 30,
                       1994).

             10.19* Tejas Gas Corporation Pension Benefit Restoration Plan, effective as of August 9, 1994 (filed as Exhibit 10.3 to Tejas' Form 10-Q for the quarter ended September 30,
                       1994).

             10.20* First Amendment to the Tejas Gas Corporation Pension Benefit Restoration Plan dated April 12, 1995 (filed as
                       Exhibit 10.3 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

             10.21* Tejas Gas Corporation Pension Benefit Restoration Trust between Tejas and The First National Bank of Boston, as trustee, dated September 16, 1994 (filed as Exhibit 10.4 to Tejas' Form 10-Q for the quarter ended September 30,
                       1994).

            10.22* Description of the Tejas Gas Corporation Annual Incentive Compensation Plan (filed as Exhibit 10(qq) to the 1993 Registration Statement).

            10.23* Exchange Agreement dated July 24, 1995, among Tejas, Tejas-Acadian Holding Company, Acadian Gas Corporation and Rene R. Joyce (filed as Exhibit 10.4 to Tejas' Form 10-Q for the quarter ended September 30, 1995).

            10.24* Termination and Grant Agreement dated October 5, 1995, among Tejas, Acadian Gas Corporation and Rene R. Joyce (filed as Exhibit 10.5 to Tejas' Form 10-Q for the quarter ended September 30, 1995).

            10.25* Split Dollar Agreement for Jay A. Precourt dated December 21, 1994 and related Collateral Agreement (filed as
                       Exhibit 10.4 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

(b)     Reports on Form 8-K

        A Current Report on Form 8-K dated November 2, 1995, as amended by a Form 8-K/A dated January 31,1996, was filed during the quarter ended December 31, 1995 with respect to Item 5 "Other Events," to report the commencement of operations of Coral Energy Resources, L.P., a Delaware limited partnership owned by subsidiaries of Tejas and Shell Oil Company, on November 1, 1995.

----------------------------

*        Incorporated by reference as indicated.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TEJAS GAS CORPORATION
                                          (Registrant)

                                           By:     /s/    JAY A. PRECOURT
                                              ---------------------------------
                                              Jay A. Precourt
                                              Chief Executive Officer

Date:  March 25, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 1996 by the following persons on behalf of the Registrant and in the capacities indicated.


        SIGNATURES                                    TITLES

/s/   FREDERIC C. HAMILTON                    Chairman of the Board and
--------------------------
     (Frederic C. Hamilton)                   Director

/s/     JAY A. PRECOURT                       Chief Executive Officer and
--------------------------
       (Jay A. Precourt)                      Director

/s/    CHARLES R. CRISP                       President and Director
--------------------------
      (Charles R. Crisp)

/s/    JAMES W. WHALEN                        Executive Vice President -
--------------------------
      (James W. Whalen)                       Chief Financial Officer
                                              (principal financial officer and
                                              principal accounting officer)

/s/   CHARLES C. GATES                        Director
--------------------------
     (Charles C. Gates)

/s/   ARTHUR L. KELLY                         Director
--------------------------
     (Arthur L. Kelly)

/s/     A. J. MILLER                          Director
--------------------------
       (A. J. Miller)

/s/ ROBERT G. STONE, JR.                      Director
--------------------------
   (Robert G. Stone, Jr.)

/s/   RONALD F. WALKER                        Director
--------------------------
     (Ronald F. Walker)

                                                                      Schedule 1
                              TEJAS GAS CORPORATION

                            CONDENSED BALANCE SHEETS



December 31,                                     1995            1994
--------------------------------------------------------------------------
                                                    (in thousands)
                                     Assets

Current Assets:
       Cash and cash equivalents              $     282       $     202
       Income taxes receivable                    8,536           4,563
       Notes receivable from subsidiaries             -          24,483
       Deferred income tax asset                      -           2,548
--------------------------------------------------------------------------
              Total current assets                8,818          31,796
--------------------------------------------------------------------------
Investments in Consolidated Entities            296,173         266,038
--------------------------------------------------------------------------
Notes Receivable from Subsidiaries              204,485         162,455
--------------------------------------------------------------------------
Deferred Income Tax Asset                         1,360               -
--------------------------------------------------------------------------
              Total                           $ 510,836       $ 460,289
==========================================================================

                      Liabilities and Stockholders' Equity

Current Liabilities:
       Accounts payable to subsidiaries       $  12,050       $  11,383
       Accrued liabilities                        1,435           1,451
       Notes payable to subsidiaries                  -          12,226
--------------------------------------------------------------------------
              Total current liabilities          13,485          25,060
--------------------------------------------------------------------------
Notes Payable to Subsidiary                     183,866         126,153
--------------------------------------------------------------------------
Deferred Income Taxes                                 -             902
--------------------------------------------------------------------------
Long-Term Debt                                   11,000          30,700
--------------------------------------------------------------------------
Stockholders' Equity:
       Preferred Stock                              460             460
       Common Stock                               2,901           2,627
       Capital surplus                          191,490         138,499
       Retained earnings                        107,634         135,888
--------------------------------------------------------------------------
              Total stockholders' equity        302,485         277,474
--------------------------------------------------------------------------
              Total                           $ 510,836       $ 460,289
==========================================================================














See notes to condensed financial statements.

                                                                      Schedule 1
                              TEJAS GAS CORPORATION

                        CONDENSED STATEMENTS OF EARNINGS


Years Ended December 31,                    1995          1994          1993
--------------------------------------------------------------------------------
                                        (in thousands, except for share amounts)

Equity in Earnings of Consolidated
       Subsidiaries                      $ 30,134      $ 27,817      $ 20,722
General and Administrative Expense            153           107           176
--------------------------------------------------------------------------------
Earnings from Operations                   29,981        27,710        20,546
--------------------------------------------------------------------------------
Other Income (Expense):
       Interest income                         30             1           140
       Intercompany interest income        17,275        14,287         8,166
       Interest expense                      (928)         (788)            -
       Intercompany interest expense      (12,159)       (9,001)       (6,059)
       Other income (expense)                  (3)            -            13
       Income tax benefit (expense)        (1,259)       (1,663)         (737)
--------------------------------------------------------------------------------
              Total                         2,956         2,836         1,523
--------------------------------------------------------------------------------
Net Earnings                             $ 32,937      $ 30,546      $ 22,069
================================================================================















See notes to condensed financial statements.

                                                                     Schedule 1

                              TEJAS GAS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


Year  Ended December 31,                                          1995          1994          1993
-----------------------------------------------------------------------------------------------------
                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Earnings                                              $ 32,937      $ 30,546      $ 22,069
     Adjustments to reconcile net earnings to net cash
         provided (used in) by operating activities:
         Equity in earnings of consolidated subsidiaries        (30,134)      (27,817)      (20,722)
         Deferred income tax                                        286          (967)          (57)
-----------------------------------------------------------------------------------------------------
                                                                  3,089         1,762         1,290
     Changes in current assets and liabilities:
         (Increase) decrease in:
             Accounts receivable from subsidiaries                    -             -         1,954
             Income taxes receivable                             (3,170)        2,272          (962)
         Increase (decrease) in:
             Accounts payable to subsidiaries                     1,106         9,147           421
             Accrued liabilities                                   (878)       (4,847)          343
-----------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                      147         8,334         3,046
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in consolidated subsidiaries                          -             -       (75,000)
-----------------------------------------------------------------------------------------------------
     Net cash used in investing activities                            -             -       (75,000)
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) under line-of-credit
         agreements                                             (19,700)       26,700         4,000
     Exercise of stock options, net                                 106           656           118
     Issuance of preferred stock, net of expenses                     -             -       109,974
     Preferred stock dividends                                   (8,393)       (8,326)       (3,721)
     Advances to affiliates                                     (17,547)      (32,737)      (93,929)
     Advances from affiliates                                    45,487         5,531        55,473
     Other                                                          (20)          (33)           (7)
-----------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities            (67)       (8,209)       71,908
-----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                     80           125           (46)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
         PERIOD                                                     202            77           123
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    282      $    202      $     77
=====================================================================================================






See notes to condensed financial statements.

                              TEJAS GAS CORPORATION
              SCHEDULE I - NOTES TO CONDENSED FINANCIAL STATEMENTS
                        December 31, 1995, 1994 and 1993


1.   GENERAL

         The accompanying condensed financial statements of Tejas Gas Corporation ("Tejas") should be read in conjunction with the consolidated financial statements and notes thereto included in Tejas' Annual Report on Form 10-K. For information regarding the components of and an analysis of the activity in stockholders' equity, refer to the Consolidated Statements of Stockholders' Equity therein.

2.   LONG-TERM NOTES PAYABLE TO SUBSIDIARY

         On January 12, 1995, a promissory note payable to Tejas Gas Corp., a wholly owned subsidiary, in the original principal amount of $77.4 million was amended and assigned to a newly formed, wholly owned subsidiary, TAHC. In conjunction with the assignment of the promissory note to TAHC, Tejas entered into an $89.0 million promissory note payable to TAHC. At December 31, 1995, the balance under this promissory note including accrued interest thereon was $95.8 million. This note bears interest at varying rates beginning at 7.53% and escalating ratably to 9.31% until maturity at December 31, 2009.

         Additionally, on January 12, 1995 two promissory notes payable to Tejas Gas Corp. in the amounts of $35.0 million and $15.0 million were combined with a $15.0 million promissory note payable to Acadian Gas Corporation classified as a current note payable into a single $212.0 million revolving promissory note which was assigned to TAHC. At December 31, 1995, the balance under this promissory note including accrued interest thereon was $88.1 million.

3.   MONEY MARKET CREDIT LINES

         Tejas has uncommitted money market credit lines which allow Tejas to borrow up to $40.0 million for periods of up to one month. Any such borrowings are unsecured and may be extended for additional periods if agreed to by the lender. At December 31, 1995, Tejas had an outstanding balance of $11.0 million borrowed under the money market credit lines at an average interest rate of 6.4%. Tejas has agreed to maintain available funds under its subsidiaries' revolving credit facilities sufficient to repay borrowings under the money market credit lines and accordingly, the $11.0 million outstanding is classified as long-term at December 31, 1995.

4.   GUARANTEES

         Tejas has guaranteed the performance of Acadian Gas Corporation under a deferred payment agreement related to the acquisition of the Acadian Gas Group. Tejas has also guaranteed the performance of Tejas Natural Gas Company under certain provisions of a five-year operating lease of a pipeline system. In connection with the Exxon Transaction, Tejas has guaranteed the performance of TNGC and its subsidiaries' obligations under certain purchase and transportation agreements.

                                   Exhibits To






                                    FORM 10-K






                   For the Fiscal Year Ended December 31, 1995

                         Commission File Number 0-17389





                              TEJAS GAS CORPORATION





                       (See Index to Exhibits on Page 65)

                                INDEX TO EXHIBITS

        Exhibit
        Number                               Description
        ------                               -----------

         2.1*       Stock and Asset Purchase Agreement dated as of September 13,
                    1993 among Exxon Corporation, Tejas, Exxon Gas System, Inc.,
                    Humble Gas Transmission Company,  Monterey Pipeline Company,
                    Humble Gas System,  Inc.,  Tejas Natural Gas Company,  Tejas
                    Gas Pipeline Company, Tejas Gas Marketing Company, Tejas Gas
                    Storage Company,  Tejas Pipeline  Holding  Company,  1993 TJ
                    Incorporated,  Tejas  South  Pipeline  Partnership,  1993 TX
                    Pipeline  General   Partnership  and  Tejas  North  Pipeline
                    Partnership  (filed as Exhibit 2(a) to Tejas' Form 8-K dated
                    September  15,  1993,  as  amended by Forms  8-K/A  filed on
                    October 25, 1993 and October 29, 1993) (certain  portions of
                    Exhibit 2.1 have been  omitted  pursuant  to a  confidential treatment  request  filed with the  Securities  and Exchange
                    Commission).

         2.2*       Participation Agreement dated as of September 15, 1993 among
                    Tejas  North  Pipeline  Partnership,  State  Street Bank and
                    Trust  Company  of  Connecticut,   National  Association  as
                    Trustee,  1993 TX Pipeline I Inc., 1993 TX Pipeline II Inc.,
                    1993  TX  Pipeline   General   Partnership,   the  Financial
                    Institutions named in Schedule I thereto, as Purchasers, and
                    Citibank,  N.A., as  Administrative  Agent (filed as Exhibit
                    2(b) to Tejas' Form 8-K dated September 15, 1993, as amended by Forms  8-K/A  filed on October  25,  1993 and October 29,
                    1993).

         2.3*       Lease  dated  as of  September  15,  1993  between  1993  TX
                    Pipeline  General   Partnership  and  Tejas  North  Pipeline
                    Partnership  (filed as Exhibit 2(c) to Tejas' Form 8-K dated
                    September  15, 1993, as amended by Forms 8-K/A dated October
                    25, 1993 and October 29, 1993).

         2.4*       General  Partnership  Option Agreement dated as of September
                    15, 1993 among Tejas Natural Gas Company, 1993 TX Pipeline I
                    Inc.,  1993 TX  Pipeline II Inc.  and State  Street Bank and
                    Trust  Company  of  Connecticut,  National  Association,  as
                    Trustee  (filed as  Exhibit  2(d) to  Tejas'  Form 8-K dated
                    September 15, 1993, as amended by Forms 8-K/A filed on October 25, 1993 and October 29, 1993).

         2.5*       Secured Credit Agreement dated as of September 8, 1993 among
                    Tejas Natural Gas Company, certain Financial Institutions as the Lenders and Bank of Montreal, Canadian Imperial Bank of
                    Commerce and Citibank, N.A. as Co-Agents for the Lenders, and Canadian Imperial Bank of Commerce as Administrative
                    Agent for the Lenders  (filed as Exhibit 2(e) to Tejas' Form
                    8-K dated September 15, 1993, as amended by Forms 8-K/A filed on October 25, 1993 and October 29, 1993) (see
                    Exhibits 10.30 and 10.31 to this Form 10-K which supercede this Credit Agreement).

         3.1*       Certificate of Incorporation of Tejas  (filed as Exhibit 3.1 to Tejas' Registration Statement  on  Form S-1, No. 33-24697
                    (the "1988 Registration Statement")).

         3.2*       By-Laws  of  Tejas   (filed  as  Exhibit 3.2  to  the   1988
                    Registration Statement).

         3.3*       Certificate of Amendment  to Certificate of Incorporation of
                    Tejas dated May 12, 1993  (filed as  Exhibit 4.3  to  Tejas'
                    Form 10-Q for the quarter ended June 30, 1993).

         3.4*       Certificate of Designation  of 9.96%  Preferred  Stock dated
                    January 26, 1993 (filed as Exhibit 2(c) to Amendment No. 1 to Tejas' Registration Statement on Form 8-A (filed on March
                    25,  1993)  relating to Tejas' 9.96%  Depositary  Shares and
                    9.96% Preferred Stock).


         3.5*       Certificate of Designation of  5 1/4%  Convertible Preferred
                    Stock dated November 2, 1993 (filed as Exhibit 4.1 to Tejas'
                    Form 10-Q for the quarter ended September 30, 1993).

         3.6*       Rights  Agreement,  dated as of November 11,  1994,  between
                    Tejas and Harris Trust and Savings  Bank which  includes the
                    Certificate   of   Designation   for  the  Series  C  Junior
                    Participating  Preferred  Stock  as  Exhibit  A, the form of
                    Right Certificate as Exhibit B, and the Summary of Rights to
                    Purchase  Preferred  Shares as Exhibit C (filed as Exhibit 1 to Tejas' Form 8-K dated November 11, 1994).

         4.1* Certificate of Incorporation of Tejas (filed as Exhibit 3.1 to the 1988 Registration Statement).

         4.2*       By-Laws  of  Tejas    (filed  as  Exhibit 3.2  to  the  1988
                    Registration Statement).

         4.3*       Certificate of Designation  of 9.96%  Preferred  Stock dated
                    January 26, 1993 (filed as Exhibit 2(c) to Amendment No. 1 to Tejas' Registration Statement on Form 8-A (filed on March
                    25,  1993)  relating to Tejas' 9.96%  Depositary  Shares and
                    9.96% Preferred Stock).

         4.4*       Certificate of Amendment to Certificate of Incorporation  of
                    Tejas dated  May 12, 1993  (filed as Exhibit  4.3 to  Tejas'
                    Form 10-Q for the quarter ended June 30, 1993).

         4.5*       Certificate of Designation of  5 1/4%  Convertible Preferred
                    Stock dated November 2, 1993 (filed as Exhibit 4.1 to Tejas'
                    Form 10-Q for the quarter ended September 30, 1993).

         4.6*       Rights  Agreement,  dated as of November 11,  1994,  between
                    Tejas and Harris Trust and Savings  Bank which  includes the
                    Certificate   of   Designation   for  the  Series  C  Junior
                    Participating  Preferred  Stock  as  Exhibit  A, the form of
                    Right Certificate as Exhibit B, and the Summary of Rights to
                    Purchase  Preferred  Shares as Exhibit C (filed as Exhibit 1 to Tejas' Form 8-K dated November 11, 1994).

         4.7*       Specimen  Stock  Certificate  for  Common  Stock  (filed  as
                    Exhibit 4.4  to  Tejas'  Form 10-Q  for  the  quarter  ended
                    June 30, 1993).

         4.8*       Specimen  Depositary  Receipt  Representing 9.96% Depositary
                    Shares   (filed  as  Exhibit  4(d)  to  Tejas'  Registration
                    Statement on Form S-2, No. 33-53862  (the "1993 Registration
                    Statement")).

         4.9*       Specimen Depositary Receipt Representing  5 1/4%  Depositary
                    Shares (filed as Exhibit 4.8 to Tejas' Form 10-K for the fiscal year ended December 31, 1993).

         4.10* Specimen Stock Certificate for 9.96% Preferred Stock (filed as Exhibit 4(e) to the 1993 Registration Statement).

         4.11*      Specimen Stock Certificate for 5 1/4%  Convertible Preferred
                    Stock (filed as Exhibit 4.4 to Tejas' Form 10-Q for the quarter ended September 30, 1993).

         4.12*      Deposit  Agreement dated as of January 26, 1993 among Tejas,
                    Harris Trust and Savings Bank and all holders from time to time of depositary receipts issued thereunder (filed as Exhibit 2(d) to Amendment No. 1 to Tejas' Registration
                    Statement on Form 8-A (filed on March 25, 1993)  relating to
                    Tejas' 9.96% Depositary Shares and 9.96% Preferred Stock).

         4.13*      Deposit  Agreement dated as of November 2, 1993 among Tejas,
                    Harris Trust and Savings Bank and all holders from time to time of depositary receipts issued thereunder (filed as Exhibit 4.2 to Tejas' Form 10-Q for the quarter ended
                    September 30, 1993).


         4.14*      Amended and Restated Secured Credit Agreement dated  January
                    12, 1995  among Tejas Natural Gas Company, certain Financial
                    Institutions as the Lenders  and Bank of Montreal,  Canadian
                    Imperial Bank of Commerce and Citibank, N.A. as Co-Agents for the Lenders and Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 10.29 to Tejas' Form 10-K for the fiscal year ended December 31,
                    1994).

         4.15*      Amended and Restated Secured Credit Agreement dated  January
                    12,  1995  among  Tejas-Acadian  Holding  company,   certain
                    Financial Institutions as the Lenders and  Bank of Montreal,
                    Canadian Imperial Bank of Commerce  and  Citibank,  N.A.  as
                    Co-Agents  for  the  Lenders  and  Canadian Imperial Bank of
                    Commerce as Administrative Agent for  the Lenders  (filed as
                    Exhibit 10.30 to Tejas' Form 10-K  for the fiscal year ended
                    December 31, 1994).

                         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, instruments with respect to long-term debt have been omitted where the amount of authorized indebtedness under such instruments does not exceed 10 percent of the total consolidated assets of Tejas. Tejas hereby agrees to furnish a copy of any such intrument to the Securities and Exchange Commission upon request.

         10.1*      Form  of  Tejas Gas Executive Incentive Agreement (filed  as
                    Exhibit 10.12 to the 1988 Registration Statement).

         10.2* Tejas Gas Corporation Employee Stock Option Plan, as amended and restated July 21, 1992 (filed as Exhibit 10(p) to the
                    1993 Registration Statement).

         10.3       Amendment to Directors Stock Option Plan  and Employee Stock
                    Option Plan dated as of December 9, 1995.

         10.4       Form of Tejas Gas Corporation  Stock  Option  Agreement  for
                    Employee Stock Option Plan.

         10.5*      Directors Stock Option Plan (filed as Annex A to Tejas' 1992
                    Proxy Statement).

         10.6*      Amendment to Directors  Stock Option Plan  (filed as Exhibit
                    10(z) to the 1993 Registration Statement).

         10.7* Director Stock Award Plan, as approved on October 5, 1995 by the Board of Directors of Tejas (filed as Exhibit 4.6 to
                    Tejas' Registration Statement on Form S-8, No. 33-64895).

         10.8*      First Amendment to Director Stock Award Plan, as approved on
                    December 9, 1995 by the Board of Directors of Tejas (filed as Exhibit 4.7 to Tejas' Registration Statement on Form S-8,
                    No. 33-64895).

         10.9* Tejas Gas Corporation Thrift Plan, as amended and restated in July 1993 (effective August 6, 1993) (filed as Exhibit
                    10.17 to Tejas' Form 10-K for the fiscal year ended December
                    31, 1993).

         10.10* First Amendment to the Tejas Gas Corporation Thrift Plan dated October 7, 1993 (filed as Exhibit 10.18 to Tejas
                    Report on Form 10-K for the fiscal year ended  December  31,
                    1993).

         10.11* Second Amendment to the Tejas Gas Corporation Thrift Plan dated March 23, 1994 (filed as Exhibit 10.16 to Tejas' Form
                    10-K for the fiscal year ended December 31, 1994).


         10.12* Third Amendment to the Tejas Gas Corporation Thrift Plan dated October 12, 1994 (filed as Exhibit 10.5 to Tejas' Form
                    10-Q for the quarter ended September 30, 1994).

         10.13* Fourth Amendment to the Tejas Gas Corporation Thrift Plan dated April 12, 1995 (filed as Exhibit 10.1 to Tejas' Form
                    10-Q for the quarter ended March 31, 1995).

         10.14 Fifth Amendment to the Tejas Gas Corporation Thrift Plan dated October 6, 1995.

         10.15* Tejas Gas Corporation Thrift Benefit Restoration Plan, effective as of August 9, 1994 (filed as Exhibit 10.1 to
                    Tejas' Form 10-Q for the quarter ended September 30, 1994).

         10.16*     First Amendment to the Tejas Gas Corporation  Thrift Benefit
                    Restoration Plan dated April 12, 1995 (filed as Exhibit 10.2 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

         10.17      Second Amendment to the Tejas Gas Corporation Thrift Benefit
                    Restoration Plan dated October 6, 1995.

         10.18* Tejas Gas Corporation Thrift Benefit Restoration Trust between Tejas and The First National Bank of Boston, as trustee, dated September 16, 1994 (filed as Exhibit 10.2 to
                    Tejas' Form 10-Q for the quarter ended September 30, 1994).

         10.19* Tejas Gas Corporation Pension Benefit Restoration Plan, effective as of August 9, 1994 (filed as Exhibit 10.3 to
                    Tejas' Form 10-Q for the quarter ended September 30, 1994).

         10.20*     First Amendment to the Tejas Gas Corporation Pension Benefit
                    Restoration Plan dated April 12, 1995 (filed as Exhibit 10.3 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

         10.21* Tejas Gas Corporation Pension Benefit Restoration Trust between Tejas and The First National Bank of Boston, as trustee, dated September 16, 1994 (filed as Exhibit 10.4 to
                    Tejas' Form 10-Q for the quarter ended September 30, 1994).

         10.22*     Description  of  the  Tejas Gas Corporation Annual Incentive
                    Compensation  Plan  (filed  as Exhibit 10(qq)  to  the  1993
                    Registration Statement).

         10.23*     Exchange   Agreement  dated  July  24,  1995,  among  Tejas,
                    Tejas-Acadian  Holding Company,  Acadian Gas Corporation and
                    Rene R. Joyce (filed as Exhibit 10.4 to Tejas' Form 10-Q for the quarter ended September 30, 1995).

         10.24*     Termination and Grant Agreement dated October 5, 1995, among
                    Tejas,  Acadian Gas  Corporation and Rene R. Joyce (filed as
                    Exhibit  10.5 to  Tejas'  Form  10-Q for the  quarter  ended
                    September 30, 1995).

         10.25*     Split  Dollar  Agreement  for Jay A. Precourt dated December
                    21, 1994 and related Collateral Agreement  (filed as Exhibit
                    10.4  to  Tejas' Form 10-Q  for  the quarter ended March 31,
                    1995).

         10.26*     Master  Natural  Gas  Purchase  Agreement  between Tejas Gas
                    Storage Company and Houston Gas Venture, L.L.C. effective as of September 16, 1994 (filed as Exhibit 10.6 to Tejas' Form
                    10-Q for the quarter ended September 30, 1994).

         10.27*     Marketing Agreement  between  Tejas Gas Storage Company  and
                    Houston  Gas  Venture, L.L.C. effective as of  September 16,
                    1994 (filed as Exhibit 10.7 to Tejas' Form 10-Q for the quarter ended September 30, 1994).


         10.28*     Intrastate Gas Storage Agreement  between  Tejas Gas Storage
                    Company  and  Houston Gas Venture, L.L.C.  effective  as  of
                    September  16, 1994  (filed  as  Exhibit 10.8 to Tejas' Form
                    10-Q for the quarter ended September 30, 1994).

         10.29*     Consultancy  Agreement  dated January 1, 1995 between F.C.H.
                    Operating  Company  and  Tejas  (filed as  Exhibit  10.27 to
                    Tejas'  Form 10-K for the  fiscal  year ended  December  31,
                    1994).

         10.30*     Amended and Restated  Secured Credit Agreement dated January
                    12, 1995 among Tejas Natural Gas Company,  certain Financial
                    Institutions  as the Lenders and Bank of Montreal,  Canadian
                    Imperial Bank of Commerce and Citibank, N.A. as Co-Agents for the Lenders, and Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders. (filed as Exhibit
                    10.29 to Tejas' Form 10-K for the fiscal year ended December
                    31, 1994).

         10.31*     Amended and Restated  Secured Credit Agreement dated January
                    12,  1995  among  Tejas-Acadian  Holding  Company,   certain
                    Financial  Institutions as the Lenders and Bank of Montreal,
                    Canadian  Imperial  Bank of Commerce and  Citibank,  N.A. as
                    Co-Agents  for the Lenders,  and Canadian  Imperial  Bank of
                    Commerce as  Administrative  Agent for the Lenders (filed as
                    Exhibit  10.30 to Tejas' Form 10-K for the fiscal year ended
                    December 31, 1994).

         10.32*     Loan   Agreement  and  Trust   Indenture   with  respect  to
                    Industrial  Development  Revenue Bonds for Doddridge County,
                    West   Virginia   (filed  as   Exhibit   10.9  to  the  1988
                    Registration Statement).

         10.33*     Loan  Agreement   and  Trust  Indenture   with   respect  to
                    Industrial Development Refunding Revenue Bonds for Pleasants
                    County, West Virginia (filed as Exhibit 10.17 to Tejas' Form
                    10-Q for the quarter ended June 30, 1990).

         10.34*     Loan   Agreement  and  Trust   Indenture   with  respect  to
                    Industrial  Development  Refunding  Revenue  Bonds for Lewis
                    County, West Virginia (filed as Exhibit 10.18 to Tejas' Form
                    10-Q for the quarter ended June 30, 1990).

         10.35*     Cavern  Lease  Agreement   between  Shell  Oil  Company  and
                    Pontchartrain  Natural Gas System  dated as of June 17, 1992
                    (filed as  Exhibit  10.21 to Tejas'  Form 8-K dated June 29,
                    1992).

         10.36*     Sublease   Agreement   between   Shell   Oil   Company   and
                    Pontchartrain  Natural Gas system  dated as of June 17, 1992
                    (filed as  Exhibit  10.22 to Tejas'  Form 8-K dated June 29,
                    1992).

         10.37* Operating Agreement between Shell Pipe Line Corporation, acting on behalf of Shell Oil Company, and Pontchartrain
                    Natural  Gas  System  dated as of June 17,  1992  (filed  as
                    Exhibit 10.23 to Tejas' Form 8-K dated June 29, 1992).

         10.38* Construction and Operating Agreement for the Austin Pipeline between Intrastate Gathering Corporation and Houston Pipe
                    Line Company  dated  September 19, 1986  (filed  as Exhibit
                    10(dd) to the 1993 Registration Statement).

         10.39*     Construction, Operating and Tax Agreement between Intrastate
                    Gathering  Corporation  and Houston Pipe Line Company  dated
                    November  19,  1985  (filed  as  Exhibit  10(ee) to the 1993
                    Registration Statement).

         10.40*     Construction,  Operating and Tax Agreement Amendment between
                    Houston Pipe Line Company and Gulf Energy Pipeline Company amending the Construction, Operating and


                    Tax Agreement dated November  19,  1985  (filed  as  Exhibit
                    10(ff) to the 1993 Registration Statement).

         10.41*     Letter  of  Intent  dated   September  12,  1991   regarding
                    Pontchartrain  Natural  Gas  System,  Acadian  Gas  Pipeline
                    System and LGS Natural Gas Company  (filed as Exhibit 10(gg)
                    to the 1993 Registration Statement).

         10.42*     Agreement of Limited Partnership for Evangeline Gas Pipeline
                    Company, L.P. among Evangeline  Gas Corp.,  Evangeline  Gulf
                    Coast Gas Corporation and Evangeline Northwest Corp. dated as of September 24, 1991 (filed as Exhibit 10(hh) to the
                    1993 Registration Statement).

         10.43*     Gulf Coast Natural Gas Company Partnership Agreement between
                    ENSERCH Corporation and Tejas Gas Transmission Company dated as of  October 1, 1991 but  effective  as of January 1, 1992
                    (filed  as   Exhibit   10(ii)   to  the  1993   Registration
                    Statement).

         10.44*     First  Amendment to Partnership  Agreement  between  ENSERCH
                    Corporation and Tejas Gas  Transmission  Company dated as of
                    October 1, 1991 but effective as of January 1, 1992 (filed as Exhibit 10(jj) to the 1993 Registration Statement).

         10.45*     Partnership    Contribution    Agreement    among    ENSERCH
                    Corporation,  Tejas Gas Transmission  Company and Gulf Coast
                    Natural  Gas  Company  dated  as  of  October  1,  1991  but effective as of January 1, 1992 (filed as Exhibit  10(kk) to the 1993 Registration Statement).

         10.46*     Construction, Ownership, Operation and Maintenance Agreement
                    between Gulf Energy  Pipeline  Company and Houston Pipe Line
                    Company dated as of August 20, 1992 (("Big  Cowboy  System")
                    filed  as   Exhibit   10(ll)   to  the   1993   Registration
                    Statement)).

         10.47*     Deferred  Payment  Agreement  dated  December 28, 1990 among
                    Acadian   Gas   Corporation,   Tejas,   Texas  Oil  and  Gas
                    Corporation and Occidental  Petroleum  Corporation (filed as
                    Exhibit 10(mm) to the 1993 Registration Statement).

         10.48*     Tax  Allocation  dated  December 27, 1988  between Tejas and
                    Tejas  Gas  Corp.  (filed  as  Exhibit 10(nn)  to  the  1993
                    Registration Statement).

         10.49*     Tax  Allocation  dated  December 28, 1990 between  Tejas and
                    Acadian Gas Corporation (filed as Exhibit 10(oo) to the 1993
                    Registration Statement).

         10.50*     Gas Sale and Purchase Contract Between Tejas, as Seller, and
                    Coral Energy  Resources,  L.P., as Buyer,  dated November 1,
                    1995  (filed  as  Exhibit  10.1 to  Tejas'  Form  8-K  dated
                    November 2, 1995,  as amended by a Form 8-K/A dated  January
                    31, 1996) (certain portions of Exhibit 10.50 were omitted pursuant to a confidential treatment request filed with with the Securities and Exchange Commission).

         10.51*     Gas  Sale  and  Purchase   Contract   between   Acadian  Gas
                    Corporation, as Seller, and Coral Energy Resources, L.P., as
                    Buyer,  dated  November  1, 1995  (filed as Exhibit  10.2 to
                    Tejas' Form 8-K dated November 2, 1995, as amended by a Form
                    8-K/A dated January 31, 1996)  (certain  portions of Exhibit
                    10.51 were  omitted  pursuant  to a  confidential  treatment request filed with the Securities and Exchange Commission).

         10.52*     Limited  Partnership  Agreement of Coral  Energy  Resources,
                    L.P.,  dated  September  1, 1995  (filed as Exhibit  10.3 to
                    Tejas' Current Report on Form 8-K dated November 2, 1995, as amended by Form 8-K/A dated January 31, 1996) (certain portions of Exhibit 10.52 were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).


         10.53      Amended and Restated Limited Liability Company Agreement  of
                    Tejas-Magnolia Energy, L.L.C. dated as of December 18, 1995.

         10.54      Class B Units Membership Subscription Agreement dated  as of
                    December 18, 1995 between Tejas-Magnolia Energy, L.L.C.  and
                    Magnolia Energy Venture Trust.

         11.1       Computations of Earnings Per Common Share.

         21.1       Subsidiaries of Tejas.

         23.1       Consent of Deloitte & Touche LLP, independent auditors.

-------------------------
*        Incorporated by reference as indicated.