Form 10-Q/A
period 1995-09-30
TEJAS GAS CORP
filed 1996-04-01
CIK 96864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 (D)

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995 (D)

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 15(D)

             FOR THE TRANSITION PERIOD FROM ______ TO ______ 15(D)

                         COMMISSION5FILE NUMBER 0-17389

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

4.3 Certificate of Amendment to Certificate of Incorporation of Tejas dated May 12, 1993 (filed as Exhibit 4.3 to Tejas' Form 10-Q for the quarter ended June 30, 1993).

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

10.4*   Exchange Agreement dated July 24, 1995, among Tejas Gas Corporation,
       Tejas-Acadian Holding Company, Acadian Gas Corporation and Rene R. Joyce.

10.5* Termination and Grant Agreement dated October 5, 1995, among Tejas Gas Corporation, Acadian Gas Corporation and Rene R. Joyce.


11.1*  Computation of Earnings per Common Share

27     Financial Data Schedule


       (b)    Reports on Form 8-K

        A Current Report on Form 8-K dated August 8, 1995, was filed during the third quarter of 1995 with respect to Item 5 of Form 8-K "Other Events" to report an agreement with Shell Oil Company to form a natural gas marketing joint venture.


- ------------------
*     Incorporated by reference as indicated.

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


Date: November 9, 1995