Form 10-Q/A
period 1995-09-30
TEJAS GAS CORP
filed 1996-04-03
CIK 96864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                          Amendment No. 2 to Form 10-Q

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

4.5* Rights Agreement, dated as of November 11, 1994, between Tejas and Harris Trust and Savings Bank which includes the Certificate of Designation for the Series C Junior Participating Preferred Stock as EXHIBIT A, the form of Right Certificate as EXHIBIT B, and the Summary of Rights to Purchase Preferred Shares as EXHIBIT C (filed as Exhibit 1 to Tejas' Current Report on Form 8-K dated November 11, 1994).

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

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


Date: April 2, 1996