Form 10-Q
period 1996-03-31
TEJAS GAS CORP
filed 1996-05-10
CIK 96864

SECURITIES AND EXCHANGE COMMISSION
                                      ccomm
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
        (MARK ONE)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______
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

       YES [X]                                      NO [ ]

     As of April 30, 1996, Tejas Gas Corporation had 17,405,307 shares of common stock, par value $.25 per share, outstanding.

                              TEJAS GAS CORPORATION

                          PART I. FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS


         The consolidated financial statements of Tejas Gas Corporation ("Tejas") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in Tejas' Annual Report on Form 10-K for the year ended December 31, 1995.

         Because of the seasonal nature of Tejas' operations, among other factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for an entire year.


                              TEJAS GAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                   1996       1995
                                                                                 --------   --------
                                                                                    (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...............................................   $    937   $  4,816
     Accounts receivable .....................................................    185,081    181,704
     Exchange gas receivable .................................................      9,547     10,004
     Storage gas inventory ...................................................     10,484     38,733
     Prepaids and other current assets .......................................      3,042      9,124
     Deferred income tax asset ...............................................      2,948      2,024
                                                                                 --------   --------
             Total current assets ............................................    212,039    246,405
                                                                                 --------   --------
PROPERTY, PLANT AND EQUIPMENT - AT COST ......................................    799,817    793,376

     Less accumulated depreciation ...........................................    186,364    178,642
                                                                                 --------   --------
             Property, plant and equipment, net ..............................    613,453    614,734
                                                                                 --------   --------
GOODWILL, NET ................................................................     10,161     10,278
                                                                                 --------   --------
INVESTMENTS IN UNCONSOLIDATED ENTITIES .......................................     35,005     31,927
                                                                                 --------   --------
OTHER ASSETS .................................................................     11,300     12,107
                                                                                 --------   --------
             TOTAL ...........................................................   $881,958   $915,451
                                                                                 ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Gas purchases payable ...................................................   $163,820   $153,867
     Exchange gas payable ....................................................     14,285      9,825
     Accounts payable ........................................................     10,929      9,508
     Accrued liabilities .....................................................     25,591     25,397
     Income taxes payable ....................................................      3,821      1,881
     Current maturities of long-term obligations .............................      5,317      5,317
                                                                                 --------   --------
         Total current liabilities ...........................................    223,763    205,795
                                                                                 --------   --------
LONG-TERM DEBT ...............................................................    242,075    306,075
                                                                                 --------   --------
DEFERRED INCOME TAXES ........................................................     54,105     50,413
                                                                                 --------   --------
COMMITMENTS AND CONTINGENCIES ................................................       --         --
                                                                                 --------   --------
PREFERRED MEMBERSHIP UNITS OF A SUBSIDIARY ...................................     50,683     50,683
                                                                                 --------   --------
STOCKHOLDERS' EQUITY:
     Preferred Stock, $1 par value; 6,000,000 shares authorized 200,000 shares of 9.96% Cumulative Preferred Stock issued
                  and outstanding in 1996 and 1995; $250 liquidation
                  preference per share .......................................        200        200
             260,000 shares of 5 1/4% Convertible Preferred Stock issued and outstanding in 1996 and 1995; $250 liquidation
                  preference per share .......................................        260        260
     Common Stock, $.25 par value; 30,000,000 shares authorized;
             17,405,307 and 17,404,895 shares issued and outstanding
             in 1996 and 1995, respectively ..................................      4,351      4,351
     Capital surplus .........................................................    191,497    191,490
     Retained earnings .......................................................    115,024    106,184
                                                                                 --------   --------
             Total stockholders' equity ......................................    311,332    302,485
                                                                                 --------   --------
             TOTAL ...........................................................   $881,958   $915,451
                                                                                 ========   ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                         Three Months Ended March 31,
                                                              1996         1995
                                                            ---------    ---------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES ................................................   $ 432,401    $ 215,633
                                                            ---------    ---------
COSTS AND EXPENSES:
     Cost of sales ......................................     389,072      173,770
     Operating expenses .................................       9,516        9,372
     Depreciation and amortization ......................       8,079        7,947
     General and administrative .........................       6,047        5,294
                                                            ---------    ---------
                       Total ............................     412,714      196,383
                                                            ---------    ---------
EARNINGS FROM OPERATIONS ................................      19,687       19,250
                                                            ---------    ---------
Other Income (Expense):
     Equity in earnings (loss) of unconsolidated entities       3,666          (74)
     Interest income ....................................         302          127
     Interest expense ...................................      (5,155)      (6,321)
     Distributions on Preferred Membership Units
          of a Subsidiary ...............................        (947)        --
     Other, net .........................................          92           27
                                                            ---------    ---------
                       Total ............................      (2,042)      (6,241)
                                                            ---------    ---------
EARNINGS BEFORE INCOME TAXES ............................      17,645       13,009
                                                            ---------    ---------
Income Taxes:
     Current ............................................       3,939        1,955
     Deferred ...........................................       2,768        2,875
                                                            ---------    ---------
                       Total ............................       6,707        4,830
                                                            ---------    ---------
NET EARNINGS ............................................      10,938        8,179
                                                            ---------    ---------
PREFERRED STOCK DIVIDEND REQUIREMENTS ...................       2,098        2,098
                                                            ---------    ---------
NET EARNINGS APPLICABLE TO COMMON STOCK .................   $   8,840    $   6,081
                                                            ---------    ---------
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING (SEE NOTE BELOW) ................      17,405       17,339
                                                            =========    =========
EARNINGS PER COMMON SHARE (SEE NOTE BELOW) ..............   $    0.51    $    0.35
                                                            =========    =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


NOTE: Weighted average number of Common Shares outstanding and earnings per common share have been restated to reflect the following: (i) a three-for-two split of the Common Stock, effected in the form of a stock dividend payable to stockholders of record as of April 26, 1996 and (ii) a dividend of one-tenth of one share of Common Stock payable to stockholders of record as of July 27, 1995.


                              TEJAS GAS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three Months Ended March 31,
                                                                      1996       1995
                                                                    --------    --------
                                                                        (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings ..............................................   $ 10,938    $  8,179
      Adjustments to reconcile net earnings to net cash
           provided by operating activities:
           Depreciation and amortization ........................      8,079       7,947
           Amortization of deferred loan costs ..................        221         232
           Deferred income taxes ................................      2,768       2,875
           Equity in (earnings) loss of unconsolidated entities .     (3,666)         74
           Distributions from unconsolidated entities ...........      2,389         385
           Other ................................................        238         290
                                                                    --------    --------
                                                                      20,967      19,982
                                                                    --------    --------
Changes in current assets and current liabilities:
           (Increase) decrease in -
                Accounts and exchange gas receivable ............     (2,920)     21,601
                Storage gas inventory ...........................     28,249      (4,932)
                Prepaids and other current assets ...............      6,082      (2,353)
           Increase (decrease) in-
                Gas purchases, exchange gas, and accounts payable     15,834     (18,292)
                Accrued liabilities .............................        194      (3,457)
                Deferred credits ................................       --        (1,264)
                Income tax payable ..............................      1,940       1,380
                                                                    --------    --------
      Net cash provided by operating activities .................     70,346      12,665
                                                                    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures and acquisition ......................     (6,758)    (10,139)
      Investments in unconsolidated entities ....................     (1,801)       (162)
      Other, net ................................................        425      (1,192)
                                                                    --------    --------
      Net cash used in investing activities .....................     (8,134)    (11,493)
                                                                    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings (repayments) under line-of-credit agreements      3,000      (5,600)
      Proceeds from issuance of long-term debt ..................       --        15,000
      Retirement of long-term debt ..............................    (67,000)    (10,000)
      Preferred stock dividends .................................     (2,098)     (2,098)
      Exercise of stock options .................................          7        --
                                                                    --------    --------
      Net cash used in financing activities .....................    (66,091)     (2,698)
                                                                    --------    --------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................     (3,879)     (1,526)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................      4,816       7,954
                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $    937    $  6,428
                                                                    ========    ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                        4
                              TEJAS GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The accompanying consolidated financial statements and notes thereto for Tejas Gas Corporation ("Tejas") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Tejas' Annual Report on Form 10-K for the year ended December 31, 1995.

     In the opinion of Tejas' management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Tejas and subsidiaries as of March 31, 1996, and the results of their operations and cash flows for the three month periods ended March 31, 1996 and 1995.

2.   COMMITMENTS AND CONTINGENCIES

     Tejas' West Clear Lake Storage Facility ("WCLSF") requires the maintenance of cushion gas in order to sustain anticipated operational requirements. Such cushion gas requirements may be satisfied by the combination of cushion gas purchased by Tejas and the volume of gas stored for third parties in the storage cavern. At March 31, 1996, Tejas owned approximately 10.4 BCF of cushion gas and a third party owned 18.5 BCF of natural gas, valued at $33.1 million for which Tejas is obligated to pay a reservation fee. Based upon volumes and rates in effect at March 31, 1996, Tejas estimates the net 1996 cost related to the reservation of the 18.5 BCF to be approximately $1.2 million.

     In addition to the obligation to redeliver the 18.5 BCF of natural gas, Tejas has an obligation to redeliver 1.7 BCF of natural gas held in storage for Exxon Corporation as a result of the acquisition of the WCLSF. Tejas will bear the cost of physical loss, if any, incurred during storage. Management estimates that physical losses will not be significant and has insured for physical losses due to catastrophic events. Of the total 35 BCF of natural gas in the WCLSF at March 31, 1996, a total of 20.3 BCF was owned by third parties.

3.   STOCKHOLDERS' EQUITY

     On April 11, 1996, the Tejas Board of Directors authorized a three-for-two split of the Common Stock effected in the form of a stock dividend payable to stockholders of record as of April 26, 1996. All references to shares issued and outstanding, average shares outstanding and earnings per share included in the financial statements and accompanying notes and schedules have been restated to give effect to the stock split. As a result of the stock split, 5,801,769 shares of Common Stock were added to the 11,603,263 common shares outstanding at December 31, 1995. The par value of the additional shares, approximately $1.5 million, has been transferred from retained earnings to Common Stock. As a result of the stock split, the conversion price of Tejas' 5 1/4% Convertible Preferred Stock was adjusted from $63.6364 to $42.4243 (equivalent to an adjustment in the conversion rate from
 .7857 to 1.1786 shares of Common Stock for each Depositary Share representing a one-fifth interest in a share of the 5 1/4% Convertible Preferred Stock). The adjustment to the conversion price (and conversion rate) was effective as of April 27, 1996. Additionally, options to purchase Common Stock under Tejas' Stock Option Plans as well as option prices were adjusted as a result of the Common Stock split.

4.   TRANSOK, INC. ACQUISITION

     As announced on May 9, 1996, Tejas has entered into a definitive agreement to acquire Transok, Inc. ("Transok"), a subsidiary of Central and South West Corporation ("CSW"). Transok operates intrastate natural gas pipeline systems in Oklahoma, Louisiana and Texas. The agreement between Tejas and CSW provides for the merger of Transok and a newly created subsidiary of Tejas. The transaction is anticipated to be completed during the second quarter of 1996, subject to environmental review and customary regulatory and closing requirements.

     Transok operates approximately 6,500 miles of gathering and transmission pipelines in Oklahoma, Louisiana and Texas with approximately 2.3 billion cubic feet ("BCF") per day of pipeline capacity. Transok also operates a natural gas reservoir storage facility with 26 BCF of storage capacity and eight natural gas processing plants with a total capacity of 564 million cubic feet per day.

     Pursuant to the merger agreement, Tejas has agreed to pay CSW $690 million in cash and to acquire Transok subject to $200 million of existing debt. Tejas expects to finance the proposed acquisition using funds borrowed under existing credit facilities and funds to be obtained under a new credit facility to be created in connection with the acquisition. Following consummation of the acquisition, the remaining availability under Tejas' existing credit facilities will be approximately $70 million. Subsequent to the acquisition, Tejas expects to obtain funds through financing arrangements, including the sale of equity, in order to reduce the acquisition debt. The acquisition is subject to certain closing requirements referred to above. Further, if successfully completed, Tejas believes the consummated transaction will significantly impact all aspects of Tejas' operations and enhance Tejas' consolidated results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                   FIRST QUARTER 1996 VERSUS FIRST QUARTER 1995

     A summary of natural gas average daily throughput in millions of cubic feet ("MMCF") is set forth below:


                                                   THREE MONTHS ENDED MARCH 31,
                                                              1996          1995
                                                              -----        -----
Systems sales ........................................        1,860        1,352
Transportation .......................................        1,480        1,492
Gulf Coast (Tejas' share) ............................          113          115
                                                              -----        -----
          Total system throughput ....................        3,453        2,959
Gas processed and other ..............................           80           82
                                                              -----        -----
          Total average daily throughput .............        3,533        3,041
                                                              =====        =====

     Tejas' net earnings for the first three months of 1996 were $10.9 million as compared to $8.2 million for the first three months of 1995, an increase of $2.7 million. Net earnings applicable to common stock for the first quarter of 1996 were $8.8 million as compared to $6.1 million for the first quarter of 1995, an increase of $2.7 million. Earnings per common share, after restatement for the three-for-two stock split (see Note 3 of "Notes to Consolidated Financial Statements"), increased to $0.51 for the 1996 first quarter as compared to $0.35 for the 1995 first quarter. Net earnings applicable to common stock and per share results include a provision for dividends on Tejas' 9.96% Cumulative Preferred Stock (the "9.96% Preferred Stock") and Tejas' 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock").

NATURAL GAS SYSTEMS

     Sales and transportation of natural gas through its owned and/or operated natural gas pipeline systems is Tejas' core business. For the first quarter of 1996, Tejas' system volumes increased 16% from the first quarter of 1995 to a total of 3.5 billion cubic feet ("BCF") per day. Improved sales volumes resulted in a $1.6 million increase in gross profit for the first three months of 1996 as compared to the first three months of 1995. A significant portion of this improvement was the result of the availability of natural gas and the operational flexibility at the West Clear Lake Storage Facility, the upward pressure on natural gas prices due to weather-related demands and a 38% increase in system sales throughput.

ENERGY MARKETING PARTNERSHIP- CORAL ENERGY RESOURCES, L.P.

     The Coral Energy Resources, L.P. ("Coral") energy marketing venture between Tejas and Shell commenced operations in November, 1995. Coral's total sales volume for the first quarter of 1996 averaged 4.1 BCF per day which contributed $3.9 million to Tejas' pre-tax income.

NATURAL GAS PROCESSING/OFF-SYSTEM

     During the first quarter of 1996, Tejas' natural gas processing and off-system marketing activities contributed gross profit of $2.0 million as compared to $2.1 million for the corresponding period in 1995. The decrease in gross profit for such activities reflects decreased profitability for natural gas processing primarily as a result of decreased processing throughput.

REVENUES

     Revenues for the first three months of 1996 were $432.4 million as compared to $215.6 million for the first three months of 1995, an increase of $216.8 million. This revenue increase of over 100% resulted primarily from increased system sales throughput due to weather-related demands. This increase in demand also caused an increase in natural gas prices.

OPERATING EXPENSES/DEPRECIATION/GENERAL AND ADMINISTRATIVE EXPENSES

     Operating expenses, depreciation, and general and administrative expenses increased by $1.0 million for the first quarter of 1996 as compared to the 1995 first quarter. The increase was primarily due to the expensing of one-time project development costs in the first quarter of 1996.

OTHER INCOME (EXPENSE)

     Interest expense decreased by $1.2 million in the first quarter of 1996 as compared to the first quarter of 1995 as a result of lower average debt balances. This decrease was partially offset by $.9 million of Distributions on Preferred Membership Units of a subsidiary that were issued to a third party in December, 1995.


CAPITAL RESOURCES, LIQUIDITY AND OUTLOOK

CASH FLOWS FROM OPERATING ACTIVITIES

     For the quarter ended March 31, 1996, net cash provided by operating activities totaled $70.3 million as compared to $12.7 million for the same period in 1995. This $57.6 million increase in net cash provided by operations is primarily due to changes in working capital. Excluding net changes in working capital components, Tejas' operating activities generated $21.0 million in cash during the first three months of 1996 as compared to $20.0 million in the first three months of 1995, an increase of $1.0 million.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used in investing activities during the first quarter of 1996 totaled $8.1 million. Approximately $6.8 million was used for capital expenditures, primarily related to the West Clear Lake Storage Facility expansion.

CASH FLOWS FROM FINANCING ACTIVITIES

     Tejas reduced long-term debt by $64.0 million during the first quarter of 1996 with the necessary funds being provided primarily from cash generated by its operating activities and proceeds from the sale of gas storage inventory.

LIQUIDITY

     Tejas' working capital decreased $28.9 million to $11.7 million at March 31, 1996 from $40.6 million at December 31, 1995. This decrease was due primarily to the sale of a significant portion of Tejas' investment in storage gas inventory. In order to effectively utilize its cash balances, Tejas will continue to make periodic borrowings under its revolving credit facilities and money market credit lines to meet immediate cash needs.

     At March 31, 1996, Tejas' long-term debt with banks totaled $231.9 million consisting of $217.9 million borrowed under its $480 million revolving credit facilities established for its subsidiaries, Tejas Acadian Holding Company ("TAHC") and Tejas Natural Gas Company ("TNGC") and $14.0 million borrowed under various money market credit lines. Following the acquisition of Transok, (see
Note 4 of "Notes to Consolidated Financial Statements"), availability under the revolving credit facilities will be reduced by approximately $180 million. In addition, Tejas had $11.2 million in notes payable related to industrial development revenue bonds issued by Lewis and Pleasants Counties, West Virginia.

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

     Although TAHC and TNGC have additional borrowing capacity available under their credit facilities, the amount of loans, advances and distributions (collectively "Distributions") that may be made to Tejas from TAHC or TNGC is subject to certain limitations. At March 31, 1996, Distributions to Tejas of $212.8 million were permitted, of which $49.5 million and $163.3 million could be paid in dividends and loaned, respectively. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations. Tejas' liquidity is ultimately dependent on cash generated by operations, and Tejas believes its earnings from operations will generate sufficient cash to fund expansion projects, make required debt payments and meet anticipated dividend requirements of the 9.96% Preferred Stock and 5 1/4% Preferred Stock in the foreseeable future. Based on the terms of Tejas' amended revolving credit facilities and the outstanding principal balance at March 31, 1996, no principal payments are required until late 2001. However, Tejas' credit facilities are subject to certain covenants, including the maintenance of certain financial ratios, with which Tejas expects to be able to comply in the ordinary course of business.

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

     As announced on May 9, 1996, Tejas has entered into a definitive agreement to acquire Transok, Inc. ("Transok"), a subsidiary of Central and South West Corporation ("CSW"). Transok operates intrastate natural gas pipeline systems in Oklahoma, Louisiana and Texas. The agreement between Tejas and CSW provides for the merger of Transok and a newly created subsidiary of Tejas. The transaction is anticipated to be completed during the second quarter of 1996, subject to environmental review and customary regulatory and closing requirements.

     Transok operates approximately 6,500 miles of gathering and transmission pipelines in Oklahoma, Louisiana and Texas with approximately 2.3 billion cubic feet ("BCF") per day of pipeline capacity. Transok also operates a natural gas reservoir storage facility with 26 BCF of storage capacity and eight natural gas processing plants with a total capacity of 564 million cubic feet per day.

     Pursuant to the merger agreement, Tejas has agreed to pay CSW $690 million in cash and to acquire Transok subject to $200 million of existing debt. Tejas expects to finance the proposed acquisition using funds borrowed under existing credit facilities and funds to be obtained under a new credit facility to be created in connection with the acquisition. Following consummation of the acquisition, the remaining availability under Tejas' existing credit facilities will be approximately $70 million. Subsequent to the acquisition, Tejas expects to obtain funds through financing arrangements, including the sale of equity, in order to reduce the acquisition debt. The acquisition is subject to certain closing requirements referred to above. Further, if successfully completed, Tejas believes the consummated transaction will significantly impact all aspects of Tejas' operations and enhance Tejas' consolidated results of operations.

     In the normal course of business, Tejas regularly reviews opportunities such as Transok for the possible acquisition of additional natural gas pipelines and companies that own natural gas pipelines. When potential acquisition opportunities are deemed to be consistent with Tejas' growth strategy, bids or offers in amounts and with terms acceptable to Tejas may be submitted. It is uncertain whether any such bids or offers which may be submitted by Tejas would be acceptable to the sellers of such acquisition targets. In the event of a future significant acquisition, Tejas may require additional financing in connection therewith.

OUTLOOK

     Tejas' management expects its results of operations for the entire year of 1996 to be favorable when compared to the 1995 annual period due to several factors. Tejas is encouraged by the many opportunities available for future growth and continued expansion of operations. While no prediction can be made as to the impact of Coral on Tejas' prospects, Tejas' management believes that over the next several years Coral should be in a position to take advantage of the unutilized capacity in Tejas' major long-distance transmission lines. In addition, the large number of interconnects between Tejas pipelines and other intrastate and interstate pipelines have the potential to become important supply points for Coral. Additionally, substantial capacity remains to be developed at the WCLSF which has the potential to continue to enhance profits from services provided to both suppliers and consumers and from gas held in storage for future delivery. While Tejas' management believes that the WCLSF can be operated in such a manner as to achieve these goals, there are no assurances that market conditions, including the average cost of natural gas held in storage, will always be conducive to maintaining the current level of profitability. Tejas has historically shown the ability to adapt to changing operational requirements and capitalize on new market opportunities. Although the foregoing factors present Tejas with opportunities to grow and expand, there can be no assurance that such factors will result in future growth and expansion of Tejas' operations, revenues and earnings.

     Tejas' management knows of no trends or uncertainties that will impair Tejas' ability to comply with its debt covenants or pay the dividends on the 9.96% Preferred Stock and 5 1/4% Preferred Stock.

                           PART II. OTHER INFORMATION


ITEM 2. CHANGE IN SECURITIES

     On April 11, 1996, the Tejas Board of Directors authorized a three-for-two split of the Common Stock effected in the form of a stock dividend payable to stockholders on record as of April 26, 1996. As a result of the split, 5,801,769 shares of Common Stock were added to the 11,603,263 common shares outstanding at December 31, 1995. Also as a result of the split, the conversion price of Tejas' 5 1/4% Convertible Preferred Stock was adjusted from $63.6364 to $42.4243 (equivalent to an adjustment in the conversion rate from .7857 to 1.1786 shares of Common Stock for each Depositary Share representing a one-fifth interest in a share of the 5 1/4% Convertible Preferred Stock). The adjustment to the conversion price (and conversion rate) was effective as of April 27, 1996. Additionally, options to purchase Common Stock under Tejas' Stock Option Plans as well as option prices were adjusted as a result of the Common Stock split.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           10.1 Description of the Tejas Gas Corporation Annual Incentive Compensation Plan

                           11.1     Computation of Earnings per Common Share

                  (b)      Reports on Form 8-K

                           A Current Report on Form 8-K dated November 2, 1995, filed during the third quarter of 1995 was amended by a Form 8-K/A dated January 31, 1996, filed during the first quarter of 1996. Such form and amendment were filed with respect to Item 5 of Form 8-K "Other Events" to report the formation of Coral Energy Resources, L.P., a partnership with Shell Oil Company, and to file certain exhibits with respect thereto.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEJAS GAS CORPORATION
                                 (Registrant)



                                          By:         /S/ JAMES W. WHALEN
                                                     James W. Whalen
                                                     Executive Vice President -
                                                     Chief Financial Officer
                                                     (principal financial
                                                     officer and principal
                                                     accounting officer)

Date:  May 10, 1996

