Form 10-Q
period 1996-06-30
TEJAS GAS CORP
filed 1996-08-14
CIK 96864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[k] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

        As of July 31, 1996, Tejas Gas Corporation had 20,485,443 shares of common stock, par value $.25 per share, outstanding.

                                ---------------

                              TEJAS GAS CORPORATION

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

        The consolidated financial statements of Tejas Gas Corporation ("Tejas") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in Tejas' Annual Report on Form 10-K for the year ended December 31, 1995 and Tejas' Form 8-K dated June 18, 1996, as amended by Form 8-K/A dated July 17, 1996, which includes certain historical financial information for the assets and business acquired and certain pro forma financial information pertaining to the business combination.

        Because of the seasonal nature of Tejas' operations, among other factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for an entire year.


                              TEJAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                       June 30,         December 31,
                                                                                                         1996                 1995
                                                                                                     -----------            --------
                                                                                                               (IN THOUSANDS)
                                               ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ............................................................           $     9,679            $  4,816
    Accounts receivable ..................................................................               239,140             181,704
    Exchange gas receivable ..............................................................                15,527              10,004
    Storage gas inventory ................................................................                31,204              38,733
    Prepaids and other current assets ....................................................                17,831               9,124
    Deferred income tax asset ............................................................                 3,084               2,024
                                                                                                     -----------            --------
            Total current assets .........................................................               316,465             246,405
                                                                                                     -----------            --------
PROPERTY, PLANT AND EQUIPMENT - AT COST ..................................................             1,547,738             793,376
    Less accumulated depreciation ........................................................               196,119             178,642
                                                                                                     -----------            --------
            Property, plant and equipment, net ...........................................             1,351,619             614,734
                                                                                                     -----------            --------
GOODWILL, NET ............................................................................                10,045              10,278
                                                                                                     -----------            --------
INVESTMENTS IN UNCONSOLIDATED ENTITIES ...................................................                67,631              31,927
                                                                                                     -----------            --------
OTHER ASSETS .............................................................................                22,482              12,107
                                                                                                     -----------            --------
            TOTAL ........................................................................           $ 1,768,242            $915,451
                                                                                                     ===========            ========
                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Gas purchases payable ................................................................           $   222,225            $153,867
    Exchange gas payable .................................................................                 9,240               9,825
    Accounts payable .....................................................................                39,474               9,508
    Accrued liabilities ..................................................................                59,124              25,397
    Income taxes payable .................................................................                  (618)              1,881
    Current maturities of long-term obligations ..........................................                 6,198               5,317
                                                                                                     -----------            --------
            Total current liabilities ....................................................               335,643             205,795
                                                                                                     -----------            --------
LONG-TERM DEBT ...........................................................................             1,010,275             306,075
                                                                                                     -----------            --------
DEFERRED INCOME TAXES ....................................................................                56,923              50,413
                                                                                                     -----------            --------
PREFERRED MEMBERSHIP UNITS OF A SUBSIDIARY ...............................................                48,048              50,683
                                                                                                     -----------            --------
STOCKHOLDERS' EQUITY:
    Preferred Stock, $1 par value; 6,000,000 shares
            authorized; 200,000 shares of 9.96%
            Cumulative Preferred Stock issued and
                 outstanding in 1996 and 1995; $250
                 liquidation preference per share ........................................                   200                 200
            260,000 shares of 5 1/4% Convertible
                 Preferred Stock issued and
                 outstanding in 1996 and 1995; $250
                 liquidation preference per share ........................................                   260                 260
    Common Stock, $.25 par value; 30,000,000 shares
            authorized; 17,408,793 and 17,404,895
            shares issued and outstanding in 1996 and
            1995, respectively ...........................................................                 4,351               4,351
    Capital surplus ......................................................................               191,601             191,490
    Retained earnings ....................................................................               120,941             106,184
                                                                                                     -----------            --------
            Total stockholders' equity ...................................................               317,353             302,485
                                                                                                     -----------            --------
            TOTAL ........................................................................           $ 1,768,242            $915,451
                                                                                                     ===========            ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                       Three Months Ended                 Six Months Ended
                                                                               June 30,                         June 30,
                                                                       --------------------------        --------------------------
                                                                         1996            1995              1996             1995
                                                                       ---------        ---------        ---------        ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES .......................................................       $ 419,284        $ 238,122        $ 851,685        $ 453,755
                                                                       ---------        ---------        ---------        ---------
COSTS AND EXPENSES:
    Cost of sales ..............................................         372,793          200,449          761,865          374,219
    Operating expenses .........................................          11,912            9,248           21,428           18,620
    Depreciation and amortization ..............................          10,127            8,076           18,206           16,023
    General and administrative .................................           6,211            4,374           12,258            9,668
                                                                       ---------        ---------        ---------        ---------
       Total ...................................................         401,043          222,147          813,757          418,530
                                                                       ---------        ---------        ---------        ---------
EARNINGS FROM OPERATIONS .......................................          18,241           15,975           37,928           35,225
                                                                       ---------        ---------        ---------        ---------
OTHER INCOME (EXPENSE):
    Equity in earnings (loss) of unconsolidated
       entities ................................................           1,909             (260)           5,575             (334)
    Interest income ............................................             210               98              512              225
                                                                                           (6,586)         (12,539)         (12,907)
    Interest expense ...........................................          (7,384)
    Distributions on Preferred Membership
       Units of a Subsidiary ...................................            (925)            --             (1,872)            --
    Other, net .................................................             580            1,617              672            1,644
                                                                       ---------        ---------        ---------        ---------
       Total ...................................................          (5,610)          (5,131)          (7,652)         (11,372)
                                                                       ---------        ---------        ---------        ---------
EARNINGS BEFORE INCOME TAXES ...................................          12,631           10,844           30,276           23,853
                                                                       ---------        ---------        ---------        ---------
INCOME TAXES:
    Current ....................................................           1,934            1,059            5,873            3,014
    Deferred ...................................................           2,682            2,675            5,450            5,550
                                                                       ---------        ---------        ---------        ---------
       Total ...................................................           4,616            3,734           11,323            8,564
                                                                       ---------        ---------        ---------        ---------
NET EARNINGS ...................................................           8,015            7,110           18,953           15,289
                                                                       ---------        ---------        ---------        ---------
PREFERRED STOCK DIVIDEND REQUIREMENTS ..........................           2,098            2,098            4,196            4,196
                                                                       ---------        ---------        ---------        ---------
NET EARNINGS APPLICABLE TO COMMON STOCK ........................       $   5,917        $   5,012        $  14,757        $  11,093
                                                                       ---------        ---------        ---------        ---------
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING .............................................          17,407           17,346           17,406           17,343
                                                                       ---------        ---------        ---------        ---------
EARNINGS PER COMMON SHARE ......................................       $    0.34        $    0.29        $    0.85        $    0.64
                                                                       =========        =========        =========        =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Six Months Ended June 30,                                                                              1996                  1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                              (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings ........................................................................            $  18,953             $ 15,289
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ....................................................               18,206               16,023
       Amortization of deferred loan costs ..............................................                  558                  464
       Deferred income taxes ............................................................                5,450                5,550
       Equity in (earnings) loss of unconsolidated entities .............................               (5,575)                 334
       Distributions from unconsolidated entities .......................................                7,391                1,170
       Other, net .......................................................................                1,241               (1,011)
                                                                                                     ---------             --------
                                                                                                        46,224               37,819
    Changes in current assets and current liabilities:
       (Increase) decrease in -
           Accounts and exchange gas receivable .........................................              (12,829)              (2,155)
           Storage gas inventory ........................................................               12,011              (12,206)
           Prepaids and other current assets ............................................                9,131               (3,411)
       Increase (decrease) in -
           Gas purchases, exchange gas and accounts payable .............................               33,326                   36
           Accrued liabilities ..........................................................               18,819               (3,413)
           Deferred credits .............................................................               (6,971)                (761)
           Income taxes payable .........................................................               (2,499)                 (53)
                                                                                                     ---------             --------
    Net cash provided by operating activities ...........................................               97,212               15,856
                                                                                                     ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures and acquisition ................................................              (14,322)             (14,374)
    Acquisition of Transok ..............................................................             (568,500)                --
    Investments in unconsolidated entities ..............................................               (8,082)                (184)
    Other, net ..........................................................................                  194                2,254
                                                                                                     ---------             --------
    Net cash used in investing activities ...............................................             (590,710)             (12,304)
                                                                                                     ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under line-of-credit agreements .........................                3,300               (2,800)
    Proceeds from issuance of long-term debt ............................................              605,900               15,000
    Retirement of long-term debt ........................................................             (105,000)             (10,000)
    Preferred stock dividends ...........................................................               (4,196)              (4,196)
    Exercise of stock options ...........................................................                  111                   35
    Retirement of Preferred Membership Units of a Subsidiary ............................               (1,754)                --
    Other, net ..........................................................................                 --                   --
                                                                                                     ---------             --------
    Net cash provided by (used in) financing activities .................................              498,361               (1,961)
                                                                                                     ---------             --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............................................                4,863                1,591
                                                                                                     ---------             --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................................                4,816                7,954
                                                                                                     ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................................            $   9,679             $  9,545
                                                                                                     ---------             --------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

        The accompanying consolidated financial statements and notes thereto for Tejas Gas Corporation ("Tejas") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Tejas' Annual Report on Form 10-K for the year ended December 31, 1995 and Tejas' Form 8-K dated June 18, 1996, as amended by Form 8-K/A dated July 17, 1996, which includes certain historical financial information for the assets and business acquired and certain pro forma financial information pertaining to the business combination.

        In the opinion of Tejas' management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Tejas and subsidiaries as of June 30, 1996 and 1995, the results of their operations for the three month and six month periods ended June 30, 1996 and 1995 and the cash flows for the six month periods ended June 30, 1996 and 1995.

2.  COMMITMENTS AND CONTINGENCIES

        Tejas' West Clear Lake Storage Facility ("WCLSF") requires the maintenance of cushion gas in order to sustain anticipated operational requirements. Such cushion gas requirements may be satisfied by the combination of cushion gas purchased by Tejas and the volume of gas stored for third parties in the storage cavern. At June 30, 1996, Tejas owned approximately 10.4 billion cubic feet ("BCF") of cushion gas and a third party owned 18.5 BCF of natural gas, valued at $33.1 million, for which Tejas is obligated to pay a reservation fee. Based upon volumes and rates in effect at June 30, 1996, Tejas estimates the net 1996 cost related to the reservation of the 18.5 BCF to be approximately $1.1 million.

        In addition to the obligation to redeliver the 18.5 BCF of natural gas, Tejas has an obligation to redeliver 0.7 BCF of natural gas held in storage for Exxon Corporation as a result of the acquisition of the WCLSF. Tejas will bear the cost of physical loss, if any, incurred during storage. Management estimates that physical losses will not be significant and has insured for physical losses due to catastrophic events. Of the total 38.5 BCF of natural gas in the WCLSF at June 30, 1996, a total of 19.2 BCF was owned by third parties.

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

4.  TRANSOK, INC. ACQUISITION

        On June 6, 1996, Tejas acquired Transok, Inc. ("Transok") from Central and South West Corporation ("CSW") through a merger of a recently formed wholly owned subsidiary of Tejas into Transok. Immediately prior to the acquisition, Transok sold seven natural gas processing plants (the "Transok Plants") to a third party lessor (the "Lessor"), which in turn leased these facilities to a subsidiary of Tejas (the "Lessee").

        Transok operates intrastate natural gas pipeline systems in Oklahoma, Louisiana and Texas and is one of the largest processors of natural gas in Oklahoma. Transok's operations include (i) approximately 7,000 miles of gathering and transmission pipelines in Oklahoma, Louisiana and Texas with 2.3 billion cubic feet of natural gas per day ("BCF/d") of pipeline capacity; (ii) eight natural gas processing plants, of which seven are leased to a subsidiary of Tejas, with total processing capacity of 564 million cubic feet per day ("MMCF/d") of natural gas; (iii) a 26 BCF-capacity natural gas reservoir storage facility with 300 MMCF/d of withdrawal and 200 MMCF/d of injection capacity; and
(iv) 1.4 trillion cubic feet of connected third-party natural gas reserves. Transok's average system throughput was 1.2 BCF/d during the first quarter of 1996 and 1.3 BCF/d in 1995. Natural gas liquids production averaged 25,100 barrels per day during the first quarter of 1996 and 22,400 barrels per day in 1995.

        The acquisition was recorded using the purchase method of accounting and the allocation of the purchase price based on the fair value of the assets and liabilities acquired. The Lease is for a five-year term and is accounted for as an operating lease. The allocation of the purchase price is preliminary, as valuation and other studies have not been finalized. It is not expected that the final allocation of the purchase price will produce materially different results from those presented herein. The results of operations for the assets acquired or leased as a result of the Transok acquisition are included in the accompanying financial statements for the period subsequent to June 6, 1996. The total purchase price received by CSW at closing was $690 million in cash, of which $565 million was paid by Tejas and $125 million was paid by the Lessor to acquire the Transok Plants. In addition, as part of the transaction, Transok retained $200 million of long-term debt. Tejas' financing for its cash requirements consisted of (i) $178 million borrowed under an existing credit facility and (ii) $387 million, net of a voluntary prepayment, borrowed under a new $425 million credit facility (the "Transok Credit Facility"). Tejas intends to refinance or pay down borrowings under the Transok Credit Facility prior to the facility's maturity date of December 31, 1997. In July 1996, Tejas completed the sale of 3,075,000 shares of common stock in a public offering. Net proceeds of approximately $103 million from the public offering were used to repay indebtedness under the Transok Credit Facility.

        The unaudited pro forma condensed statements of earnings which follow represent consolidated results of operations as if the Transok acquisition and the public offering of common stock described in the preceding paragraph had been consummated at the beginning of each year presented. Pro forma adjustments have been made to the historical amounts for the entities and operations acquired for operating expenses, depreciation and amortization, general and administrative expenses, interest expense and related tax effects. The pro forma results do not purport to be indicative of the results of operations that would actually have been obtained if the acquisition had occurred at the beginning of each year presented.

                                             Pro Forma Six Months Ended June 30,
                                                        1996             1995
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)
Revenues ...................................         $1,224,160         $779,048
                                                     ----------         --------
Net earnings ...............................         $   23,922         $ 15,113
                                                     ----------         --------
Earnings per common share ..................         $      .96         $   0.53
                                                     ----------         --------
5.  LONG-TERM DEBT

        To finance the Transok acquisition, on June 6, 1996, a subsidiary of Tejas entered into a $425 million, nineteen month, revolving credit facility (the "Transok Credit Facility"). At June 30, 1996, available borrowing capacity under the Transok Credit Facility was $38 million after giving effect to a voluntary prepayment. At July 31, 1996, after giving effect to the application of net proceeds of the public offering of common stock, described in Note 7 below, available borrowing capacity remained at $38 million as the result of a reduction in the commitment level under the facility to $321.7 million. No principal payments are required until the facility's final maturity on December 31, 1997. The Transok Credit Facility is subject to certain covenants, including the maintenance of certain financial ratios, with which Tejas expects to be able to comply in the ordinary course of business.

        The obligations under the Transok Credit Facility are secured by the capital stock of all of Transok's subsidiaries and certain partnership interests held by Transok and are guaranteed by such subsidiaries. The Transok Credit Facility is also secured by certain intercompany notes. In addition, Tejas guarantees Transok's obligations under the Transok Credit Facility and under the lease agreement for the Transok Plants.

        The amount of loans, advances and distributions (collectively "Distributions") that may be made directly or indirectly by Transok to Tejas under the Transok Credit Facility is subject to certain limitations. At June 30, 1996, Distributions to Tejas of $5.4 million were permitted in the form of loans. In general, dividend allowances may be adjusted by a percentage of consolidated quarterly net earnings or losses of Transok, certain investments and any cumulative aggregate Distributions. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations.

6.  LEASE

        The total purchase price received by CSW at closing included $125 million paid by the Lessor to acquire the Transok Plants. The Lessor is leasing the Transok Plants to the Lessee for a five-year term with annual lease payments of approximately $9 million. The lease agreement may be extended by the Lessee with approval by the Lessor, and provides the Lessee the option to purchase the Transok Plants during the term. The option to purchase all of the Transok Plants is exercisable for $125 million. If such purchase option is not exercised, the Lessee will be obligated to pay the Lessor a termination fee of approximately $106 million at the end of the lease. However, such fee will be reduced by the amount, if any, by which the proceeds from the Lessor's sale of the assets exceeds $19 million. The lease also provides the Lessee the option to purchase at any time during the term one or more of the Transok Plants for an aggregate amount not exceeding $31 million, with corresponding reductions in the $106 million termination fee and $19 million threshold amount.

7.  SUBSEQUENT EVENT

        On July 22, 1996, Tejas sold 3,075,000 shares of common stock, par value $0.25 per share (the "Common Stock") in an underwritten public offering. Proceeds to Tejas from the sale of the Common Stock was approximately $103 million. The proceeds were used to reduce indebtedness under the Transok Credit Facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS

RESULTS OF OPERATIONS

        A summary of natural gas average daily throughput in millions of cubic feet ("MMCF") is set forth below:

                                                   THREE MONTHS     SIX MONTHS
                                                      ENDED           ENDED
                                                     JUNE 30,        JUNE 30,
                                                   -------------   -------------
                                                   1996    1995    1996    1995
                                                   -----   -----   -----   -----
Average Daily Throughput in MMCF:
    System sales ...............................   1,711   1,404   1,785   1,378
    Transportation .............................   1,751   1,514   1,616   1,503
    Partnership Volumes (Company's share) ......     134     106     124     110
                                                   -----   -----   -----   -----
           Total system throughput .............   3,596   3,024   3,525   2,991
    Gas processed, and other ...................     143      89     111      86
                                                   -----   -----   -----   -----
           Total throughput ....................   3,739   3,113   3,636   3,077
                                                   -----   -----   -----   -----
Processing Data:
    Average daily natural gas liquids
       production in thousands of gallons ......     455     182     299     187
                                                   -----   -----   -----   -----

        On June 6, 1996, Tejas acquired pipeline assets and related facilities and leased processing plants as a result of the Transok acquisition, as more fully discussed herein under "Capital Resources, Liquidity and Outlook". The results of operations for the assets acquired or leased ("Transok Operations") are included herein for the period subsequent to the acquisition on June 6, 1996.

        Tejas' net earnings for the first six months of 1996 were $19.0 million as compared to $15.3 million for the same period in 1995, an increase of $3.7 million. Net earnings for the second quarter of 1996 were $8.0 million as compared to $7.1 million for the second quarter of 1995. Net earnings applicable to common stock and earnings per common share for the first half of 1996 were $14.8 million and $0.85 respectively, versus $11.1 million and $0.64, respectively, for the first half of 1995. Net earnings applicable to common stock for the second quarter of 1996 were $5.9 million as compared to $5.0 million for the same period in 1995, an increase of $0.9 million due mainly to equity earnings from Coral Energy Resources, L.P. ("Coral") and the Transok acquisition. Earnings per common share increased to $0.34 for the 1996 second quarter as compared to $0.29 for the 1995 second quarter. Average shares outstanding used in the computation of per share amounts have been restated to retroactively reflect a three-for-two split of the common stock implemented in April 1996 (see Note 3 of "Notes to Consolidated Financial Statements"). Net earnings applicable to common stock and per share results include a provision for dividends on Tejas' 9.96% Cumulative Preferred Stock (the "9.96% Preferred Stock") and Tejas' 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock").

NATURAL GAS SYSTEMS

        Sales and transportation of natural gas through its owned and/or operated natural gas pipeline systems is Tejas' core business. For the first half of 1996, Tejas' system volumes increased 18% from the first half of 1995 to a total of 3.5 billion cubic feet ("BCF") per day. Improved sales volumes (primarily attributable to Coral and weather-related demands) accounted for $5.8 million of the $8.7 million increase in gross profit for the first half of 1996. The addition of the Transok Operations (see Note 4 of "Notes to Consolidated Financial Statements") accounted for the majority of the remaining $2.9 million increase in gross profit as well as the increase in gross profit in the second quarter. In addition, gross profit in 1996 benefited from the availability of natural gas and enhanced operational flexibility at the West Clear Lake Storage Facility (the "WCLSF").

ENERGY MARKETING PARTNERSHIP- CORAL ENERGY RESOURCES, L.P.

        The Coral energy marketing venture between Tejas and Shell Oil Company commenced operations in November 1995. Coral's total sales volume for the first half of 1996 averaged 4.2 BCF per day which contributed equity in earnings of unconsolidated entities of $5.9 million and $2.0 million, respectively, for the six months and three months ended June 30, 1996.

NATURAL GAS PROCESSING/OFF-SYSTEM

        During the first half of 1996, gross profit for Tejas' natural gas processing and off-system marketing activities increased by $1.6 million over the corresponding period in 1995. The $1.6 million increase is due mainly to the Transok Operations. The increase in gross profit for the second quarter of 1996 as compared to the same quarter in 1995 was $1.8 million, which included an increase of $2.0 million as a result of the Transok Operations offset by $0.2 million related to a decrease in gross profit associated with Tejas' non-Transok activities.

REVENUES

        Revenues increased by $397.9 million and $181.2 million, respectively, for the six months and three months ended June 30, 1996, from the same periods in 1995. This increase in revenues was primarily due to increased natural gas prices and system sales throughput due to weather-related demands and the Transok Operations. Revenues attributable to the Transok Operations for the period June 6, 1996 through the end of the quarter accounted for slightly more than 20% of the increase in revenues during the quarter.

OPERATING EXPENSES/DEPRECIATION/GENERAL AND ADMINISTRATIVE EXPENSES

        Operating expenses, depreciation, and general and administrative expenses increased by $7.6 million and $6.6 million, respectively, for the first half of 1996 and the second quarter of 1996, from the same periods in 1995. The increase was primarily due to the acquisition of Transok in June 1996 which included the leasing of seven natural gas processing plants.

OTHER INCOME (EXPENSE)

        Interest expense increased by $0.8 million during the second quarter of 1996 as compared to the same period in 1995 as a result of the acquisition of Transok on June 6, 1996. Interest expense for the first half of 1996 when compared to the first half of 1995 reflects a net decrease of $0.4 million resulting from lower debt balances during the first five months of 1996 offset by an increased debt balance in June 1996 due to the Transok acquisition. The second quarter of 1995 includes a pre-tax gain of approximately $1.6 million on the sale of a non-strategic asset. Also included in other expense for the first half and second quarter of 1996 are $1.9 million and $0.9 million, respectively, of Distributions on Preferred Membership Units of a Subsidiary that were issued to a third party in December, 1995.

CAPITAL RESOURCES, LIQUIDITY AND OUTLOOK

TRANSOK ACQUISITION

        On June 6, 1996, Tejas acquired Transok, Inc. ("Transok") from Central and South West Corporation ("CSW") through a merger of a recently formed wholly owned subsidiary of Tejas into Transok. Immediately prior to the acquisition, Transok sold seven natural gas processing plants (the "Transok Plants") to a third party lessor (the "Lessor"), which in turn leased these facilities to a subsidiary of Tejas (the "Lessee").

        Transok operates intrastate natural gas pipeline systems in Oklahoma, Louisiana and Texas and is one of the largest processors of natural gas in Oklahoma. Transok's operations include (i) approximately 7,000 miles of gathering and transmission pipelines in Oklahoma, Louisiana and Texas with 2.3 billion cubic feet of natural gas per day ("BCF/d") of pipeline capacity; (ii) eight natural gas processing plants, of which seven are leased to a subsidiary of Tejas with total processing capacity of 564 million cubic feet per day ("MMCF/d") of natural gas; (iii) a 26 BCF-capacity natural gas reservoir storage facility with 300 MMCF/d of withdrawal and 200 MMCF/d of injection capacity; and
(iv) 1.4 trillion cubic feet of connected third-party natural gas reserves. Transok's average system throughput was 1.2 BCF/d during the first quarter of 1996 and 1.3 BCF/d in 1995. Natural gas liquids production averaged 25,100 barrels per day during the first quarter of 1996 and 22,400 barrels per day in 1995.

        The acquisition was recorded using the purchase method of accounting and the allocation of the purchase price based on the fair value of the assets and liabilities acquired. The Lease is for a five-year term and is accounted for as an operating lease. The allocation of the purchase price is preliminary, as valuation and other studies have not been finalized. It is not expected that the final allocation of the purchase price will produce materially different results from those presented herein. The results of operations for the assets acquired or leased as a result of the Transok acquisition are included in the accompanying financial statements for the period subsequent to June 6, 1996. The total purchase price received by CSW at closing was $690 million in cash, of which $565 million was paid by Tejas and $125 million was paid by the Lessor to acquire the Transok Plants. In addition, as part of the transaction, Transok retained $200 million of long-term debt. Tejas' financing for its cash requirements consisted of (i) $178 million borrowed under an existing credit facility and (ii) $387 million, net of a voluntary prepayment, borrowed under a new $425 million credit facility (the "Transok Credit Facility"). Tejas intends to refinance or pay down borrowings under the Transok Credit Facility prior to the facility's maturity date of December 31, 1997. In July 1996, Tejas completed the sale of 3,075,000 shares of common stock in a public offering. Net proceeds of approximately $103 million from the public offering were used to repay indebtedness under the Transok Credit Facility.

CASH FLOWS FROM OPERATING ACTIVITIES

        For the six months ended June 30, 1996, net cash provided by operating activities totaled $97.2 million as compared to $15.9 million for the same period in 1995. This $81.3 million increase in net cash provided by operations is primarily due to changes in working capital. Excluding net changes in working capital components, Tejas' operating activities generated $46.2 million in cash during the first six months of 1996 as compared to $37.8 million in the first six months of 1995, an increase of $8.4 million.

CASH FLOWS FROM INVESTING ACTIVITIES

        Net cash used in investing activities during the second quarter of 1996 totaled $590.7 million. Approximately $568.5 million was used for the acquisition of Transok, while the remainder was used for capital expenditures and investments in unconsolidated entities.

CASH FLOWS FROM FINANCING ACTIVITIES

Tejas increased long-term debt by $704.2 million during the first half of 1996. Tejas borrowed $605.9 million (prior to voluntary prepayment of $38 million and including acquisition costs) to finance the

Transok acquisition. During the same period, $105 million of debt was retired, $3.3 million of net borrowings were made under Tejas' various money market lines and $200 million of Transok debt was retained in the acquisition.

LIQUIDITY

        Tejas' working capital decreased $59.8 million to $(19.2) million at June 30, 1996 from $40.6 million at December 31, 1995. This decrease was due primarily to increased payable balances from the acquisition of Transok and a decline in Tejas' investment in storage gas inventory. In order to effectively utilize its cash balances, Tejas will continue to make periodic borrowings under its revolving credit facilities and money market credit lines to meet immediate cash needs.

        To finance the Transok acquisition, on June 6, 1996, a subsidiary of Tejas entered into the Transok Credit Facility. At June 30, 1996, available borrowing capacity under the Transok Credit Facility was $38 million after giving effect to a voluntary prepayment. At July 31, 1996, after giving effect to the application of net proceeds of the public offering of common stock ( see
Note 7 of "Notes to Consolidated Financial Statements"), available borrowing capacity remained at $38 million as the result of a reduction in the commitment level under the facility to $321.7 million. No principal payments are required until the facility's final maturity on December 31, 1997. The Transok Credit Facility is subject to certain covenants, including the maintenance of certain financial ratios, with which Tejas expects to be able to comply in the ordinary course of business.

        The amount of loans, advances and distributions (collectively "Distributions") that may be made directly or indirectly by Transok to Tejas under the Transok Credit Facility is subject to certain limitations. At June 30, 1996, Distributions to Tejas of $5.4 million were permitted in the form of loans. In general, dividend allowances may be adjusted by a percentage of consolidated quarterly net earnings or losses of Transok, certain investments and any cumulative aggregate Distributions. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations.

        In connection with Tejas' acquisition of Transok, Tejas (i) incurred indebtedness of $387 million, net of a voluntary payment, under the Transok Credit Facility, which matures on December 31, 1997, (ii) borrowed $180.9 million (including acquisition costs) under the Tejas Acadian Holding Company credit facility and (iii) retained $200 million of Transok's medium term notes.

        At June 30, 1996, Tejas' long-term debt with banks totaled $800.1 million consisting of $398.8 million borrowed under its $480 million revolving credit facilities established for its subsidiaries, Tejas Acadian Holding Company ("TAHC") and Tejas Natural Gas Company ("TNGC"), $387 million borrowed under the Transok Credit Facility and $14.3 million borrowed under various money market credit lines. In addition, Tejas had $200 million of medium term notes ("MTN's") that were retained by Transok as part of the Transok acquisition, and $11.2 million in notes payable related to industrial development revenue bonds issued by Lewis and Pleasants Counties, West Virginia.

        The obligations under the TAHC and TNGC revolving credit agreements are secured by the capital stock, partnership interests and various intercompany notes of all material subsidiaries and partnerships of TAHC (excluding the capital stock of Acadian, but including the capital stock and partnership interests of the material operating subsidiaries and partnerships of Acadian) and are guaranteed by such subsidiaries and partnerships. In addition, Tejas guarantees TNGC's obligations under a lease of certain pipeline and related facilities from a third party. The obligations under the Transok Credit Facility are secured by the capital stock of all of Transok's subsidiaries and certain partnership interests held by Transok and are guaranteed by such subsidiaries. The Transok Credit Facility is also secured by certain intercompany notes. In addition, Tejas guarantees Transok's obligations under the Transok Credit Facility and under the lease agreement for the Transok Plants. All of Tejas' credit facilities are subject to certain covenants, including the maintenance of certain financial ratios, with which Tejas expects to be able to comply in the ordinary course of business.

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

        Although TAHC and TNGC have additional borrowing capacity available under their credit facilities, the amount of loans, advances and distributions that may be made to Tejas from TAHC or TNGC is subject to certain limitations. At June 30, 1996, the permitted amount of such payments was $123.3 million, of which $24.8 million could be paid as dividends and $98.5 million could be loaned to Tejas or used to repay loans from Tejas. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations. Tejas' liquidity is ultimately dependent on cash generated by operations, and Tejas believes its earnings from operations will generate sufficient cash to fund expansion projects, make required debt payments and meet anticipated dividend requirements of the 9.96% Preferred Stock and 5 1/4% Preferred Stock in the foreseeable future. Based on the terms of the TAHC and TNGC revolving credit facilities and the outstanding principal balance at June 30, 1996, no principal payments are required until early 1999. The Transok Credit Facility matures on December 31, 1997.

        As part of the Transok acquisition, Tejas entered into a five-year operating lease with a third party (the "Lessor") for seven natural gas processing plants (the "Transok Plants"). The Lessor is leasing the Transok Plants to a subsidiary of Tejas (the "Lessee") for a five-year term with annual lease payments of approximately $9 million. The lease agreement may be extended by the Lessee with approval by the Lessor, and provides the Lessee the option to purchase the Transok Plants during the term. The option to purchase all of the Transok Plants is exercisable for $125 million. If such purchase option is not exercised, the Lessee will be obligated to pay the Lessor a termination fee of approximately $106 million at the end of the lease. However, such fee will be reduced by the amount, if any, by which the proceeds from the Lessor's sale of the assets exceeds $19 million. The lease also provides the Lessee the option to purchase at any time during the term one or more of the Transok Plants for an aggregate amount not exceeding $31 million, with corresponding reductions in the $106 million termination fee and $19 million threshold amount.

        Tejas owns, as a result of the Transok acquisition, a 26 BCF storage facility in Oklahoma (the "Greasy Creek Storage Facility"). The Greasy Creek Storage Facility requires the maintenance of cushion gas in order to sustain operational requirements. Such gas is currently provided by Transok.

        In order to hedge the interest rate risks associated with Tejas' financing activities (including an operating lease obligation), Tejas frequently enters into interest rate swaps with financial institutions in order to manage interest rate risk. While the interest rate swaps eliminate the risks associated with increases in the floating interest rates of Tejas' obligations, the swaps also eliminate the opportunities associated with reductions in such floating interest rates. Payments received or made by Tejas under such interest rate swaps are recorded as reductions to or increases in interest expense over the life of the interest rate derivative instrument. In connection with the Transok acquisition, Tejas also entered into certain fixed interest rate swaps and caps and a notional amount of $200 million of other interest rate option agreements. As of June 30, 1996, Tejas had entered into a total notional amount of $580.5 million of fixed interest rate swaps and caps for hedging purposes with a weighted average LIBOR rate of 6.22% (excluding Tejas' average borrowing cost over LIBOR). The weighted average life of the interest rate swap and cap hedging transactions is approximately four years.

        Tejas uses derivative financial instruments (primarily futures, swaps and other contracts) as an extension of its commercial natural gas purchases and sales and to hedge price exposure, including location and pricing basis, of its storage and exchange gas inventories, commitments, and certain anticipated transactions. While the derivative financial instruments are intended to reduce the risks associated with unfavorable changes in such prices, the derivative financial instruments also reduce the opportunities associated with favorable changes in market prices. Any increases or decreases in the market value of such derivative transactions are deferred and accounted for as part of the transactions or activities being hedged. Tejas' interest rate and other derivative agreements are with established exchanges, energy companies, and major financial institutions, and Tejas believes that its counter parties will be able to satisfy their contractual obligations. Coral engages in similar derivatives transactions for its own account. Transok has historically entered into anticipatory hedges for gas storage and gas processing. The methodology used could result in Transok's having open positions in anticipation of future requirements.

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

OUTLOOK

        Tejas' management expects its results of operations for the entire year of 1996 to be favorable when compared to the 1995 annual period due to several factors. Tejas believes there are many opportunities available for future growth and continued expansion of operations. The Transok acquisition provides Tejas with the opportunity to increase the sale of natural gas to certain new markets in Oklahoma and to increase the flow of natural gas, within the state, west to east. While no prediction can be made as to the impact of Coral on Tejas' prospects, Tejas believes that over the next several years Coral should be in a position to take advantage of the unutilized capacity in Tejas' major long-distance transmission lines. In addition, the large number of interconnects between Tejas' pipelines and other intrastate and interstate pipelines have the potential to become important supply points for Coral. Additionally, substantial capacity remains to be developed at the WCLSF which has the potential to continue to enhance profits from services provided to both suppliers and consumers and from gas held in storage for future delivery. The capital invested by Tejas at the WCLSF since September 1993 has increased the availability of natural gas and the operational flexibility of the WCLSF. This permitted Tejas to sell approximately 11 BCF of additional natural gas volumes out of the storage facility during the 1995-96 winter season and to provide additional daily storage injection and withdrawal capabilities to accommodate the seasonal needs of customers. Further development of the WCLSF is possible and Tejas will continue to monitor and review the economic benefit of such development. There can be no assurance that market conditions, including the average cost of natural gas held in storage, will always be conducive to maintaining the current level of profitability. Tejas has historically shown the ability to adapt to changing operational requirements and capitalize on new market opportunities. Although the foregoing factors present Tejas with opportunities to grow and expand, there can be no assurance that such factors will result in future growth and expansion of Tejas' operations, revenues or earnings.

        In July 1996, Tejas completed the sale of 3,075,000 shares of common stock in a public offering. Net proceeds of approximately $103 million from the public offering were used to repay indebtedness under the Transok Credit Facility. Tejas intends to refinance or make further payments to reduce borrowings under the Transok Credit Facility (which matures on December 31,
1997) and other indebtedness incurred in connection with the Transok acquisition through the possible sale of interests in non-strategic assets, formation of partnerships or joint ventures, placement of long-term debt, renegotiation of credit facilities, the application of excess cash flow, if any, or otherwise. In this connection, Tejas is considering the sale of approximately 1,000 miles of pipeline and a natural gas processing plant in one of Transok's gathering systems. There can be no assurance that Tejas will be able to pay down such borrowings or other indebtedness or successfully carry out such refinancing measures or that such measures, if available, would be on terms favorable to Tejas. Because of the many opportunities Tejas believes are available for future growth and continued expansion of operations, Tejas anticipates using substantially all of its available cash in 1996 and 1997 for capital expenditures.

        The statements included in this Report on Form 10-Q regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements and Tejas' results are subject to numerous risks, uncertainties and assumptions, including but not limited to, changes in general economic conditions in the United States, changes in laws and regulations to which Tejas is subject, the cost and effects of legal and administrative claims and proceedings against Tejas or its subsidiaries or which may be brought against

Tejas or its subsidiaries, conditions in the capital markets utilized by Tejas to access capital to finance operations, Tejas' ability to develop expanded markets and product offerings as well as maintain existing markets, energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand and weather conditions, among other things, and other risks and uncertainties described in this Report on Form 10-Q and in Tejas' other filings with the Securities and Exchange Commission. Further, natural gas prices, which directly impact transportation and gathering and processing throughput and operating profits, may fluctuate in unpredictable ways. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        Tejas is a defendant or party in various lawsuits that have risen in the ordinary course of Tejas' business. In particular, a subsidiary of Tejas is a defendant in THE LONG TRUSTS V. TEJAS GAS CORP. ET. AL., 123rd judicial District Court, Panola County, Texas, filed March 1, 1989, in which plaintiffs assert claims and allege damages for breach of contract and failure to take-or-pay for natural gas pursuant to three natural gas purchase contracts. Plaintiffs allege that, in addition to failing to take or pay for gas, Tejas breached (a) one of the contracts by failing to take a minimum quantity of gas and to install and maintain pipeline facilities sufficient to permit Tejas to meet its quantity purchase obligations, and (b) all three contracts by failing to take gas in quantities sufficient to enable plaintiffs to produce ratably with other producers in a common reservoir. In plaintiffs' Sixth Amended Original Petition filed June 6, 1995, the plaintiffs are seeking take-or-pay damages for the ten year period 1984-1994 in excess of $36 million, plus pre-judgment interest, post-judgment interest, attorneys' fees and court costs and other unspecified actual damages. In connection with their depositions in this matter, certain expert witnesses retained by The Long Trusts have presented damage models purporting to show approximately $60 million in take-or-pay damages and $70 million in damages for failure to take The Long Trusts' gas ratably. Management disputes The Long Trusts' claims and believes that The Long Trusts' damage models are seriously flawed. On January 6, 1993, the court entered an interlocutory summary judgment order granting in part and denying in part plaintiffs' motions for summary judgment. The court found, among other things, as a matter of law that (a) Tejas breached the minimum take obligations under one of the contracts, (b) Tejas is not entitled to any credits or offsets for natural gas purchased by third parties, and (c) the "availability" of natural gas for take-or-pay purposes is established by the delivery capacity testing procedures in the contracts. Damages, if any, have not been determined. The effect of this order on Tejas' case is unclear and Tejas has sought clarification and rehearing, but intends nevertheless to defend its position aggressively. As of August 12, 1996, no firm trial date has been set.

        Although Tejas has not obtained a formal opinion, based on discussions with outside counsel and an internal examination of this lawsuit, management believes that it has adequate defenses or recourse to third parties relating to such lawsuit and does not believe this matter will have a material adverse effect on Tejas' financial condition. Because of the relationship between The Long Trusts contracts and certain contracts between Tejas and Valero Transmission Company ("VTC"), and in order to resolve existing and potential claims and disputes, Tejas, VTC and Valero Transmission, L.P. ("VTLP") entered into an agreement, pursuant to which, among other things, Tejas, VTC and VTLP would cooperate in the conduct of The Long Trusts litigation, and VTC and VTLP would bear a substantial portion of the costs of any appeal and of the amount of any nonappealable final judgment rendered against Tejas. On April 15, 1994, the plaintiffs named VTC and VTLP (collectively "Valero") as additional defendants to the lawsuits, alleging that Valero intentionally and maliciously interfered with the plaintiffs' contracts with Tejas. In its Sixth Amended Original Petition, plaintiffs are seeking damages against Valero in an amount in excess of $36 million, and plaintiffs added a conspiracy claim against Tejas alleging that Tejas conspired with Valero in interfering with the contracts. Plaintiffs also have added a claim for exemplary damages treble the amount of the actual damages, if any, found by the court for the interference and conspiracy claims. Plaintiffs assert that Tejas should be jointly liable with Valero for the damages plaintiffs have asserted against Valero.

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

        On July 22, 1996 Tejas sold 3,075,000 shares of common stock, par value $.25 per share (the "Common Stock") in an underwritten public offering. Proceeds to Tejas from the sale of the Common Stock was approximately $103 million. The proceeds were used to reduce indebtedness under the Transok Credit Facility.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.*

     Tejas' Annual Meeting of stockholders was held on May 9, 1996. Robert G. Stone, Jr. and Ronald F. Walker were re-elected to the Board of Directors to serve until the 1999 annual meeting. The following are the names of directors whose terms of office as director continued after the meeting (expiration date in parentheses): Frederic C. Hamilton (1997), Jay A. Precourt (1997), Charles C. Gates (1997), Charles R. Crisp (1998), A. J. Miller (1998), and Arthur L. Kelly
(1998). In addition, the holders of Common Stock approved the adoption of the Director Stock Award Plan and ratified the selection of independent auditors for 1996.

        The number of shares of Common Stock on the record date of March 12, 1996 was 11,603,263. The number of shares of Common Stock represented at the meeting in person or by proxy was 8,805,531.
The following were the voting results for each proposal:

                                                                                                                             Broker
                                                           For              Against           Withheld     Abstentions     Non-Votes
                                                      ------------        ----------         ---------    ------------     ---------
a)    Election of Directors
      Robert G. Stone, Jr. ..................           8,754,743              --              50,788           --              --
      Ronald F. Walker ......................           8,755,718              --              49,813           --              --
b)    Approval of Director Stock
      Award Plan ............................           8,262,204           237,589           149,223           --           156,515
c)    Ratify selection of independent
      auditors for 1996 .....................           8,798,884             2,095             4,552           --              --

- -----------
        * The number of shares of Common Stock in this item have not been adjusted to reflect the three-for-two stock split of Common Stock implemented in April 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

2.1* Agreement of Merger dated as of May 9, 1996 between Central and South West Corporation and Tejas Gas Corporation relating to Transok, Inc., as amended by First Amendment to Agreement of Merger dated June 6, 1996 (filed as Exhibit 2(a) to Tejas' Form 8-K dated June 18, 1996, as amended by Form 8-K/A dated July 17, 1996).


2.2* Lease Agreement dated as of June 6, 1996 between Canadian Imperial Bank of Commerce Inc. ("CIBC Inc."), as lessor, and Transok Acquisition Corporation III ("TAC III"), as lessee (filed as Exhibit 2(b) to Tejas' Form 8-K dated June 18, 1996, as amended by Form 8-K/A dated July 17,
        1996).

2.3* Participation Agreement dated as of June 6, 1996 between TAC III, as lessee, CIBC Inc., as lessor, Canadian Imperial Bank of Commerce, New York agency, as administrative agent, and Bank of Montreal, as documentation agent (filed as Exhibit 2(c) to Tejas' Form 8-K dated June 18, 1996, as amended by Form 8-K/A dated July 17, 1996).

2.4* Secured Credit Agreement dated as of June 6, 1996 between Transok Acquisition Company, Bank of Montreal and CIBC Inc. (filed as Exhibit 2(d) to Tejas' Form 8-K dated June 18, 1996, as amended by Form 8-K/A dated July 17, 1996).

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

4.10 Issuing and Paying Agency Agreement Medium Term Notes dated as of March 30, 1992 between Transok, Inc. and Central and South West Services, Inc., including (i) Privately-Placed Medium- Term Notes Administrative Procedures for Fixed Rate and Floating Rate Notes as Exhibit A, (ii) Form of Fixed Rate Medium-Term Note as Exhibit B, (iii) Form of Floating Rate Medium-Term Notes as Exhibit C.

10.1 First Amendment Agreement to the Limited Partnership Agreement of Coral Energy Resources, L.P.dated April 3, 1996.

10.2 Second Amendment Agreement to the Limited Partnership Agreement of Coral Energy Resources, L.P. dated April 10, 1996.

10.3 Third Amendment Agreement to the Limited Partnership Agreement of Coral Energy Resources, L.P. dated June 3, 1996.

10.4    Sixth Amendment to Tejas Gas Corporation Thrift Plan dated June 6, 1996.

10.5 Amended and Restated Firm Intrastate Service Agreement dated as of March 12, 1996 between Transok, Inc., as transporter, and Public Service Company of Oklahoma, as shipper, as amended by Amendment dated as of June 6, 1996.

10.6 Indemnification Agreement dated as of June 6, 1996 between Public Service Company of Oklahoma and Transok, Inc.

11.1    Computation of Earnings Per Common Share

27.1    Financial Data Schedule

- -----------------

  *  Incorporated by reference as indicated.

(b)     Reports on Form 8-K

        A Current Report on Form 8-K dated June 18, 1996, as amended by a Form 8-K/A dated July 17, 1996, was filed during the second quarter of 1996. Such form and amendment were filed with respect to Item 2 of Form 8-K "Acquisition or Disposition of Assets" and Item 7 of Form 8-K "Financial Statements and Exhibits" to report the acquisition of Transok, Inc. by Tejas Gas Corporation on June 6, 1996, and to file certain exhibits with respect thereto. Financial statements included in such Form 8-K filing included certain historical financial information for the assets and business acquired and certain pro forma financial information pertaining to the business combination.

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

Date: August 14, 1996