Form 10-Q
period 1996-09-30
TEJAS GAS CORP
filed 1996-11-13
CIK 96864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 [ ]
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______
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

       As of October 31, 1996, Tejas Gas Corporation had 20,513,730 shares of common stock, par value $.25 per share, outstanding.
---------------

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

                              TEJAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                     SEPTEMBER 30,      DECEMBER 31,
                                                                                                          1996                 1995
                                                                                                       -----------          --------
                                                                                                                (IN THOUSANDS)
                                                ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ................................................................         $    24,698          $  4,816
    Accounts receivable ......................................................................             190,686           181,704
    Exchange gas receivable ..................................................................               9,661            10,004
    Storage gas inventory ....................................................................              60,929            38,733
    Prepaids and other current assets ........................................................              23,989             9,124
    Deferred income tax asset ................................................................               3,085             2,024
                                                                                                       -----------          --------
          Total current assets ...............................................................             313,048           246,405
                                                                                                       -----------          --------
PROPERTY, PLANT AND EQUIPMENT - AT COST ......................................................           1,558,803           793,376
    Less accumulated depreciation ............................................................             209,569           178,642
                                                                                                       -----------          --------
          Property, plant and equipment, net .................................................           1,349,234           614,734
                                                                                                       -----------          --------
GOODWILL, NET ................................................................................               9,911            10,278
                                                                                                       -----------          --------
INVESTMENTS IN UNCONSOLIDATED ENTITIES .......................................................              69,703            31,927
                                                                                                       -----------          --------
OTHER ASSETS .................................................................................              22,498            12,107
                                                                                                       -----------          --------
          TOTAL ..............................................................................         $ 1,764,394          $915,451
                                                                                                       ===========          ========
                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Gas purchases payable ....................................................................         $   219,075          $153,867
    Exchange gas payable .....................................................................               7,122             9,825
    Accounts payable .........................................................................              42,405             9,508
    Accrued liabilities ......................................................................              62,762            25,397
    Income taxes payable .....................................................................              (4,650)            1,881
    Current maturities of long-term obligations ..............................................               7,294             5,317
                                                                                                       -----------          --------
          Total current liabilities ..........................................................             334,008           205,795
                                                                                                       -----------          --------
LONG-TERM DEBT ...............................................................................             894,755           306,075
                                                                                                       -----------          --------
DEFERRED INCOME TAXES ........................................................................              59,778            50,413
                                                                                                       -----------          --------
PREFERRED MEMBERSHIP UNITS OF A SUBSIDIARY ...................................................              46,693            50,683
                                                                                                       -----------          --------
STOCKHOLDERS' EQUITY:

    Preferred Stock, $1 par value; 6,000,000 shares authorized;
          200,000 shares of 9.96% Cumulative Preferred Stock
               issued and outstanding in 1996 and 1995; $250
               liquidation preference per share ..............................................                 200               200
          260,000 shares of 5 1/4% Convertible Preferred Stock
               issued and outstanding in 1996 and 1995; $250
               liquidation preference per share ..............................................                 260               260
    Common Stock, $.25 par value; 30,000,000 shares authorized;
          20,508,469 and 17,404,895 shares issued and
          outstanding in 1996 and 1995, respectively .........................................               5,128             4,351
    Capital surplus ..........................................................................             294,476           191,490
    Retained earnings ........................................................................             129,096           106,184
                                                                                                       -----------          --------
          Total stockholders' equity .........................................................             429,160           302,485
                                                                                                       -----------          --------
          TOTAL ..............................................................................         $ 1,764,394          $915,451
                                                                                                       ===========          ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              TEJAS GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                             Three Months Ended           Nine Months Ended
                                                                               September 30,                September 30,
                                                                        -------------------------       ---------------------------
                                                                          1996            1995              1996             1995
                                                                        ---------       ---------       -----------       ---------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES .........................................................      $ 541,912       $ 246,510       $ 1,393,597       $ 700,265
                                                                        ---------       ---------       -----------       ---------
COSTS AND EXPENSES:
    Cost of sales ................................................        466,960         204,495         1,228,825         578,714
    Operating expenses ...........................................         19,301           9,887            40,729          28,507
    Depreciation and amortization ................................         13,333           8,222            31,539          24,245
    General and administrative ...................................         11,258           5,172            23,516          14,840
                                                                        ---------       ---------       -----------       ---------
       Total .....................................................        510,852         227,776         1,324,609         646,306
                                                                        ---------       ---------       -----------       ---------
EARNINGS FROM OPERATIONS .........................................         31,060          18,734            68,988          53,959
                                                                        ---------       ---------       -----------       ---------
OTHER INCOME (EXPENSE):
    Equity in earnings (loss) of unconsolidated entities .........            425            (320)            6,000            (654)
    Interest income ..............................................            141             111               653             336
    Interest expense .............................................        (16,372)         (6,703)          (28,911)        (19,610)
    Distributions on Preferred Membership Units of
       a Subsidiary ..............................................           (913)           --              (2,785)           --
    Other, net ...................................................             (4)            113               668           1,757
                                                                        ---------       ---------       -----------       ---------
       Total .....................................................        (16,723)         (6,799)          (24,375)        (18,171)
                                                                        ---------       ---------       -----------       ---------
EARNINGS BEFORE INCOME TAXES .....................................         14,337          11,935            44,613          35,788
                                                                        ---------       ---------       -----------       ---------
INCOME TAXES:
    Current ......................................................         (1,294)          2,951             4,579           5,965
    Deferred .....................................................          5,379           1,338            10,829           6,888
                                                                        ---------       ---------       -----------       ---------
       Total .....................................................          4,085           4,289            15,408          12,853
                                                                        ---------       ---------       -----------       ---------
NET EARNINGS .....................................................         10,252           7,646            29,205          22,935
                                                                        ---------       ---------       -----------       ---------
PREFERRED STOCK DIVIDEND REQUIREMENTS ............................          2,098           2,098             6,294           6,294
                                                                        ---------       ---------       -----------       ---------
NET EARNINGS APPLICABLE TO COMMON STOCK ..........................      $   8,154       $   5,548       $    22,911       $  16,641
                                                                        =========       =========       ===========       =========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING ......................................................         19,655          17,363            18,161          17,349
                                                                        =========       =========       ===========       =========
EARNINGS PER COMMON SHARE ........................................      $    0.41       $    0.32       $      1.26       $    0.96
                                                                        =========       =========       ===========       =========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Nine Months Ended September 30,                                                                           1996               1995
                                                                                                       ---------           --------
                                                                                                               (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Earnings ............................................................................          $  29,205           $ 22,935
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Depreciation and amortization ........................................................             31,539             24,245
       Amortization of other assets .........................................................              2,061              1,599
       Deferred income taxes ................................................................             10,829              6,888
       Equity in (earnings) loss of unconsolidated entities .................................             (6,000)               654
       Distributions from unconsolidated entities ...........................................              8,462              1,387
       Other, net ...........................................................................              3,585             (1,708)
                                                                                                       ---------           --------
                                                                                                          79,681             56,000
    Changes in current assets and current liabilities:
       (Increase) decrease in -
           Accounts and exchange gas receivable .............................................             41,491              6,694
           Storage gas inventory ............................................................            (17,714)           (21,006)
           Prepaids and other current assets ................................................              2,973             (5,004)
       Increase (decrease) in -
           Gas purchases, exchange gas and accounts payable .................................             30,989             (5,824)
           Accrued liabilities ..............................................................             (7,499)            (1,337)
           Deferred credits .................................................................             20,461              2,356
           Income taxes payable .............................................................             (6,531)               659
                                                                                                       ---------           --------
    Net cash provided by operating activities ...............................................            143,851             32,538
                                                                                                       ---------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures and acquisition ....................................................            (25,656)           (17,003)
    Acquisition of Transok ..................................................................           (568,500)              --
    Investments in unconsolidated entities ..................................................            (10,800)              (102)
    Other, net ..............................................................................             (3,149)             2,410
                                                                                                       ---------           --------
    Net cash used in investing activities ...................................................           (608,105)           (14,695)
                                                                                                       ---------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments under line-of-credit agreements ..........................................             (7,900)           (16,700)
    Proceeds from issuance of long-term debt ................................................            605,900             15,000
    Retirement of long-term debt ............................................................           (208,320)           (10,000)
    Preferred stock dividends ...............................................................             (6,294)            (6,294)
    Issuance of additional common shares ....................................................            102,761               --
    Exercise of stock options ...............................................................              1,002                106
    Retirement of Preferred Membership Units of a Subsidiary ................................             (3,013)              --
                                                                                                       ---------           --------
    Net cash provided by (used in) financing activities .....................................            484,136            (17,888)
                                                                                                       ---------           --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........................................             19,882                (45)
                                                                                                       =========           ========
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............................................              4,816              7,954
                                                                                                       =========           ========
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................................................          $  24,698           $  7,909
                                                                                                       =========           ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        Effective July 1, 1996, Tejas reevaluated the estimated useful lives of its operating assets to better reflect the economic lives under which these assets will remain in service. The effect of the change in lives, the majority of which occurred as a result of an increase in the lives for natural gas transmission lines, resulted in an increase in net income available to common stockholders of approximately $.6 million or $.03 per share for both the nine months and quarter ended September 30, 1996, respectively.

        In the opinion of Tejas' management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Tejas and subsidiaries as of September 30, 1996, the results of their operations for the three month and nine month periods ended September 30, 1996 and 1995 and the cash flows for the nine month periods ended September 30, 1996 and 1995.

2.  COMMITMENTS AND CONTINGENCIES

        Tejas' West Clear Lake Storage Facility requires the maintenance of cushion gas in order to sustain anticipated operational requirements. Such cushion gas requirements may be satisfied by the combination of cushion gas purchased by Tejas and the volume of gas stored for third parties in the storage facility. At September 30, 1996, Tejas owned approximately 10.4 billion cubic feet ("BCF") of cushion gas and a third party owned 18.5 BCF of natural gas, valued at $33.1 million, for which Tejas is obligated to pay a reservation fee. Further, Tejas is obligated to redeliver the 18.5 BCF of natural gas and will bear the cost of physical loss, if any, incurred during storage. Management estimates that physical losses will not be significant and has insured for physical losses due to catastrophic events. Based upon volumes and rates in effect at September 30, 1996, Tejas estimates the net 1996 cost related to the reservation of the 18.5 BCF to be approximately $1.1 million.

3.  STOCKHOLDERS' EQUITY

        On April 11, 1996, the Tejas Board of Directors authorized a three-for-two split of the common stock, par value $.25 per share (the "Common Stock"), of Tejas effected in the form of a stock dividend payable to stockholders of record as of April 26, 1996. All references to shares issued and outstanding, average shares outstanding and earnings per share included in the financial statements and accompanying notes and schedules have been restated to give effect to the stock split. As a result of the stock split, 5,801,769 shares of Common Stock were added to the 11,603,263 common shares outstanding at December 31, 1995. The par value of the additional shares, approximately $1.5 million, has been transferred from retained earnings to Common Stock. As a result of the stock split, the conversion price of Tejas' 5 1/4% Convertible Preferred Stock was adjusted from $63.6364 to $42.4243 (equivalent to an adjustment in the conversion rate from .7857 to 1.1786 shares of Common Stock for each Depositary Share representing a one-fifth interest in a share of the 5 1/4% Convertible Preferred Stock). The adjustment to the conversion price (and conversion rate) was effective as of April 27, 1996. Additionally, options to purchase Common Stock under Tejas' Stock Option Plans as well as option prices were adjusted as a result of the Common Stock split.

        On July 22, 1996, Tejas sold 3,075,000 shares of its Common Stock in an underwritten public offering. Net proceeds to Tejas from the sale of the Common Stock, approximately $103 million, were used to reduce indebtedness under a new $425 million revolving credit agreement (see Note 4).

4.  TRANSOK, INC. ACQUISITION

        On June 6, 1996, Tejas acquired Transok, Inc. ("Transok") from Central and South West Corporation ("CSW") through a merger of a recently formed wholly owned subsidiary of Tejas into Transok. Immediately prior to the acquisition, Transok sold seven natural gas processing plants (the "Transok Plants") to a third party lessor (the "Lessor"), which in turn leased these facilities (the "Lease") to a subsidiary of Tejas (the "Lessee").

        Transok operates intrastate natural gas pipeline systems in Oklahoma, Louisiana and Texas and is one of the largest processors of natural gas in Oklahoma. At the time of the acquisition, Transok's operations included (i) approximately 7,000 miles of gathering and transmission pipelines in Oklahoma, Louisiana and Texas with 2.3 billion cubic feet of natural gas per day ("BCF/d") of pipeline capacity; (ii) eight natural gas processing plants, of which seven are being leased to a subsidiary of Tejas, with total processing capacity of 564 million cubic feet per day ("MMCF/d") of natural gas; (iii) a 26 BCF-capacity natural gas reservoir storage facility with 300 MMCF/d of withdrawal and 200 MMCF/d of injection capacity; and (iv) 1.4 trillion cubic feet of connected third-party natural gas reserves.

        The total purchase price received by CSW at closing was $690 million in cash, of which $565 million was paid by Tejas and $125 million was paid by the Lessor to acquire the Transok Plants. In addition, as part of the transaction, Transok retained $200 million of long-term debt. To finance the cash requirements for the Transok acquisition, Tejas borrowed (i) $178 million under its existing credit facilities and (ii) $387 million, net of a $38 million voluntary prepayment, under a new $425 million credit agreement (the "Transok Credit Facility"). The Transok Credit Facility matures on December 31, 1997 and bears interest, at Transok's option, based on either the London Interbank Offered Rate ("LIBOR") or the prime rate plus a margin. The margin over the LIBOR or prime rate which Transok must pay ranges from a minimum of approximately 1.2% to a maximum of 2%. At September 30, 1996, as a result of the application of approximately $103 million of net proceeds from the public offering of common stock, described in Note 3, the commitment level under this facility was reduced to approximately $321.7 million with available borrowing capacity of $38 million. See Note 5 below for discussion of additional commitment level reductions.

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

        The amount of loans, advances and dividends (collectively "Distributions") that may be made directly or indirectly by Transok to Tejas under the Transok Credit Facility is subject to certain limitations. At September 30, 1996, Distributions to Tejas of $10.4 million were permitted. In general, once certain financial ratios are attained, distribution allowances may be adjusted by a percentage of consolidated quarterly net earnings or losses of Transok, certain investments and any cumulative aggregate Distributions. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations.

        In connection with the acquisition of Transok, CSW sold seven natural gas processing plants to an unrelated third party (the "Lessor") for $125 million. Tejas, through a wholly-owned subsidiary, leased the Transok Plants from the Lessor for a five year term which requires annual lease payments of approximately $9.0 million. In addition, under the Lease, the Lessee has the option to extend the term of the Lease for up to two years, subject to approval by the Lessor, and to purchase the Transok Plants for $125 million. If by the end of the Lease term, the Lessee has not exercised its option to purchase the Transok Plants, it is obligated to pay the Lessor a termination fee of approximately $106 million. However, the Lease contains a provision which reduces the termination fee to the extent the proceeds from the Lessor's subsequent sale of the Transok Plants exceed $19 million. The Lease also provides the Lessee the option to purchase, at any time during the Lease term, one or more of the Transok Plants for an aggregate amount not exceeding $31 million, with corresponding reductions to the $106 million termination fee and the $19 million threshold amount.

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

        The unaudited pro forma condensed statements of earnings which follow represent consolidated results of operations as if the Transok acquisition and the public offering of common stock described in the preceding paragraph had been consummated at the beginning of each year presented. Pro forma adjustments have been made to the historical amounts for the entities and operations acquired for operating expenses, depreciation and amortization, general and administrative expenses, interest expense and related tax effects. The pro forma results do not purport to be indicative of the results of operations that would actually have been obtained if the acquisition had occurred at the beginning of each period presented.


                                       Pro Forma Nine Months Ended September 30,
--------------------------------------------------------------------------------
                                                       1996              1995
                                                   ----------         ----------
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)
Revenues .................................         $1,766,072         $1,210,876
                                                   ----------         ----------
Net earnings .............................         $   34,120         $   22,422
                                                   ----------         ----------
Earnings per common share ................         $     1.36         $      .79
                                                   ----------         ----------

5.  SUBSEQUENT EVENT

        During October 1996, Tejas completed sales of two of Transok's non-strategic assets, a transmission and gathering system located in northern Louisiana, and a processing plant, and its related gathering system, in north central Oklahoma. These transactions, neither of which resulted in a gain or loss, generated net proceeds of approximately $102.9 million which were used to reduce the commitment level and repay indebtedness under the Transok Credit Facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        A summary of natural gas average daily throughput in millions of cubic feet ("MMCF") and average daily natural gas liquids production in thousands of gallons is set forth below:

                                                   THREE MONTHS     NINE MONTHS
                                                      ENDED           ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                    1996   1995    1996     1995
                                                   -----   -----   -----   -----
Average Daily Throughput in MMCF:
    System sales ...............................   1,993   1,494   1,863   1,417
    Transportation .............................   2,676   1,490   2,020   1,499
    Partnership Volumes (Tejas' share) .........     156     105     134     108
                                                   -----   -----   -----   -----
           Total system throughput .............   4,825   3,089   4,017   3,024
    Gas processed and other ....................     305      94     176      89
                                                   -----   -----   -----   -----
           Total throughput ....................   5,130   3,183   4,193   3,113
                                                   =====   =====   =====   =====
Natural Gas Processing Data:
    Average daily natural gas liquids
       production in thousands of gallons ......   1,394     177     667     183
    Average daily inlet volumes (MMCF) .........     561      76     281      78
                                                   =====   =====   =====   =====

        On June 6, 1996, Tejas acquired pipeline assets and related facilities and leased processing plants as a result of the Transok acquisition, as more fully discussed herein under "Capital Resources, Liquidity and Outlook". The results of operations for the assets acquired or leased ("Transok Operations") are included herein for the period subsequent to the acquisition on June 6, 1996.

        Tejas' net earnings for the first nine months of 1996 were $29.2 million as compared to $22.9 million for the same period in 1995, an increase of $6.3 million. Net earnings for the third quarter of 1996 were $10.3 million as compared to $7.6 million for the third quarter of 1995. Net earnings applicable to common stock and earnings per common share for the first nine months of 1996 were $22.9 million and $1.26 respectively, versus $16.6 million and $0.96, respectively, for the corresponding period in 1995. Net earnings applicable to common stock for the third quarter of 1996 were $8.2 million as compared to $5.5 million for the same period in 1995, an increase of $2.7 million due mainly to additional earnings related to Coral Energy Resources, L.P. ("Coral") and the Transok Operations. Earnings per common share increased to $0.41 for the 1996 third quarter as compared to $0.32 for the 1995 third quarter. Average shares outstanding used in the computation of per share amounts have been restated to retroactively reflect a three-for-two split of the common stock implemented in April 1996 (see Note 3 of "Notes to Consolidated Financial Statements"). Net earnings applicable to common stock and per share results include a provision for dividends on Tejas' 9.96% Cumulative Preferred Stock (the "9.96% Preferred Stock") and Tejas' 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock").

NATURAL GAS SYSTEMS

        Sales and transportation of natural gas through its owned/operated natural gas pipeline is Tejas' core business. For the first nine months of 1996, Tejas' total systems volume increased by approximately 33% to 4.0 billion cubic feet of natural gas per day ("BCF/d") compared to the corresponding period in 1995. The improved systems volume contributed to a corresponding increase of $28.5 million in gross profit, which occurred primarily as a result of the inclusion of the Transok Operations.

        Total systems volume for the quarter ended September 30, 1996, increased by approximately 56% to 4.8 BCF/d which contributed to a corresponding increase in gross profit of $19.8 million over the third quarter in 1995. Of the $19.8 million increase in gross profit for the third quarter, the Transok Operations contributed an additional $21.9 million to gross profit which was offset slightly by a $2.1 million decrease in gross profit experienced by Tejas' Louisiana operations.

NATURAL GAS PROCESSING/OFF-SYSTEM

        Gross profit from Tejas' natural gas processing and off-system marketing activities increased by $14.7 million and $13.1 million, respectively, for the nine month period and quarter ended September 30, 1996 as compared to the corresponding periods in 1995. The increase in gross profit for both periods occurred as a result of the inclusion of the Transok Operations.

ENERGY MARKETING PARTNERSHIP- CORAL ENERGY RESOURCES, L.P.

        In November 1995, Coral, an energy marketing joint venture between Tejas and Shell Oil Company, commenced operations. During the nine months and quarter ended September 30, 1996, Coral's total sales volume of approximately 4.4 BCF/d and 4.7 BCF/d, respectively, generated additional pre-tax earnings for Tejas of $6.0 million and $0.1 million, respectively, which are included in equity in earnings of unconsolidated entities.

REVENUES

        Revenues increased by $693.3 million and $295.4 million, respectively, for the nine months and three months ended September 30, 1996, from the same periods in 1995. This increase in revenues was primarily due to increased natural gas prices and system sales throughput due to weather-related demands and the Transok Operations. Revenues attributable to the Transok Operations for the period June 6, 1996 through the end of the quarter accounted for slightly more than 29% and 50% of the increase in revenues during the nine months and quarter ending September 30, 1996, respectively.

OPERATING EXPENSES/DEPRECIATION/GENERAL AND ADMINISTRATIVE EXPENSES

        Operating expenses, depreciation, and general and administrative expenses increased by $28.2 million and $20.6 million, respectively, for the first nine months of 1996 and the third quarter of 1996, from the same periods in 1995. The increase was primarily due to the Transok Operations.

OTHER INCOME (EXPENSE)

        Interest expense increased by $9.3 million and $9.7 million, respectively, for the nine months and quarter ended September 30, 1996 when compared to the corresponding periods in 1995. Such increases in interest expense resulted primarily from the increases in debt associated with the Transok acquisition.

        Distributions on Preferred Membership Units of a Subsidiary were $2.8 million and $0.9 million for the nine months and quarter ended September 30, 1996, respectively, resulting from the issuance of preferred membership units to a third party during December 1995.

        The nine month period ended September 30, 1996, in comparison to the corresponding period in 1995, reflects a decrease in "Other, net" of $1.1 million which occurred, primarily, due to a non-recurring $1.6 million pre-tax gain from the sale of a non-strategic asset during the second quarter of 1995.

CAPITAL RESOURCES, LIQUIDITY AND OUTLOOK

TRANSOK ACQUISITION

        On June 6, 1996, Tejas acquired Transok, Inc. ("Transok") from Central and South West Corporation ("CSW") through a merger of a recently formed wholly owned subsidiary of Tejas into Transok. Immediately prior to the acquisition, Transok sold seven natural gas processing plants (the "Transok Plants") to an unrelated third party (the "Lessor"), which in turn leased these facilities (the "Lease") to a subsidiary of Tejas (the "Lessee").

        Transok operates intrastate natural gas pipeline systems in Oklahoma, Louisiana and Texas and is one of the largest processors of natural gas in Oklahoma. At the time of the acquisition, Transok's operations included (i) approximately 7,000 miles of gathering and transmission pipelines in Oklahoma, Louisiana and Texas with 2.3 BCF/d of pipeline capacity; (ii) eight natural gas processing plants, of which seven are being leased to a subsidiary of Tejas with total processing capacity of 564 million cubic feet per day ("MMCF/d") of natural gas; (iii) a 26 BCF-capacity natural gas reservoir storage facility with 300 MMCF/d of withdrawal and 200 MMCF/d of injection capacity; and (iv) 1.4 trillion cubic feet of connected third-party natural gas reserves.

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

        To enhance throughput on Transok's pipeline system, in August, 1996, Tejas began construction on a 24-inch pipeline project, which includes eight additional compressors. This expansion project is expected to provide Tejas with additional throughput capacity, facilitate the movement of natural gas from western to eastern Oklahoma and access numerous natural gas delivery points. These delivery points are expected to enable Tejas to sell excess supply volumes to Coral. In addition, these delivery points, combined with the additional sales to Coral, are expected to allow Tejas, through Coral, to more fully benefit from certain price anomalies between different geographic regions. Tejas estimates that construction costs for this project will be approximately $66 million, which it intends to finance through cash generated from operating activities and borrowings from its existing credit facilities. Tejas expects to place these assets in service during April 1997.

CASH FLOWS FROM OPERATING ACTIVITIES

        For the nine months ended September 30, 1996, net cash provided by operating activities totaled $143.9 million as compared to $32.5 million for the same period in 1995. This $111.4 million increase in net cash provided by operations is primarily due to changes in working capital. Excluding net changes in working capital components, Tejas' operating activities generated $79.7 million in cash during the first nine months of 1996 as compared to $56.0 million in the first nine months of 1995, an increase of $23.7 million.

CASH FLOWS FROM INVESTING ACTIVITIES

        Net cash used in investing activities during the first nine months of 1996 totaled $608.1 million. Approximately $568.5 million was used for the acquisition of Transok, while the remainder was used for capital expenditures and investments in unconsolidated entities.

CASH FLOWS FROM FINANCING ACTIVITIES

        Tejas increased its long-term debt balances by $389.7 million during the first nine months of 1996. Tejas borrowed $605.9 million (prior to a voluntary prepayment of $38 million and including acquisition costs) to finance the Transok acquisition. During the same period, $208.3 million of debt was retired, $7.9 million of net repayments were made under Tejas' various money market lines and $200 million of Transok long-term debt was retained in the acquisition. In addition, Tejas issued 3,075,000 shares of Common Stock in a public offering which generated cash flow of $102.7 million.

LIQUIDITY

        Tejas' working capital decreased $58.2 million to $(17.6) million at September 30, 1996 from $40.6 million at December 31, 1995. This decrease was due primarily to increased payable balances from the acquisition of Transok and a decline in Tejas' investment in storage gas inventory. In order to effectively utilize its cash balances, Tejas will continue to make periodic borrowings under its revolving credit facilities and money market credit lines to meet immediate cash needs.

        To finance the Transok acquisition, Transok entered into a $425 million revolving credit agreement, the Transok Credit Facility. The Transok Credit Facility matures on December 31, 1997 and bears interest, at Transok's option, based on either the London Interbank Offered Rate ("LIBOR") or the prime rate plus a margin. The margin over the LIBOR or prime rate, which Transok must pay, ranges from a minimum of 1.2% to a maximum of 2%. As a result of the application of approximately $103 million of net proceeds from the public offering of common stock, the commitment level under this facility was reduced to approximately $321.7 million with available borrowing capacity of $38 million at September 30, 1996.

        The amount of loans, advances and dividends (collectively "Distributions") that may be made directly or indirectly by Transok to Tejas under the Transok Credit Facility is subject to certain limitations. At September 30, 1996, Distributions to Tejas of $10.4 million were permitted. In general, once certain financial ratios are attained, distribution allowances may be adjusted by a percentage of Transok's consolidated quarterly net earnings or losses, certain investments and any cumulative aggregate Distributions. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations.

        In connection with Tejas' acquisition of Transok, Tejas (i) incurred indebtedness of $387 million, net of a voluntary payment, under the Transok Credit Facility, which matures on December 31, 1997, (ii) borrowed $180.9 million (including acquisition costs) under the Tejas-Acadian Holding Company credit facility and (iii) retained $200 million of Transok's long-term debt.

        At September 30, 1996, Tejas' long-term debt with banks totaled $685.6 million consisting of $398.8 million borrowed under its $480 million revolving credit facilities established for its subsidiaries,

Tejas-Acadian Holding Company ("TAHC") and Tejas Natural Gas Company ("TNGC"), $283.7 million borrowed under the Transok Credit Facility and $3.1 million borrowed under various money market credit lines. In addition, Tejas had $200 million of long-term debt that was retained by Transok as part of the Transok acquisition, and $9.2 million in notes payable, net of $2.0 million in current maturities, related to industrial development revenue bonds issued by Lewis and Pleasants Counties, West Virginia.

        The obligations under the TAHC and TNGC revolving credit agreements are secured by the capital stock, partnership interests and various intercompany notes of all material subsidiaries and partnerships of TAHC (excluding the capital stock of Acadian Gas Corporation ("Acadian"), a wholly-owned subsidiary of TAHC, but including the capital stock and partnership interests of the material operating subsidiaries and partnerships of Acadian) and are guaranteed by such subsidiaries and partnerships. In addition, Tejas guarantees TNGC's obligations under a lease of certain pipeline and related facilities from a third party. The obligations under the Transok Credit Facility are secured by the capital stock of all of Transok's subsidiaries and certain partnership interests held by Transok and are guaranteed by such subsidiaries. The Transok Credit Facility is also secured by certain intercompany notes. In addition, Tejas guarantees Transok's obligations under the Transok Credit Facility and under the lease of seven natural gas processing plants (see Note 4 in Notes to Consolidated Financial Statements). All of Tejas' credit facilities are subject to certain covenants, including the maintenance of certain financial ratios, with which Tejas expects to be able to comply in the ordinary course of business.

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

        Although TAHC and TNGC have additional borrowing capacity available under their credit facilities, the amount of loans, advances and dividends that may be made to Tejas from TAHC or TNGC is subject to certain limitations. At September 30, 1996, the permitted amount of such payments was $110.5 million. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations. Tejas' liquidity is ultimately dependent on cash generated by operations, and Tejas believes its earnings from operations will generate sufficient cash to fund expansion projects, make required debt payments and meet anticipated dividend requirements of the 9.96% Preferred Stock and 5 1/4% Preferred Stock in the foreseeable future. Based on the terms of the TAHC and TNGC revolving credit facilities and the outstanding principal balance at September 30, 1996, no principal payments are required until early 1999.

        In July 1996, Tejas completed the sale of 3,075,000 shares of its Common Stock in an underwritten public offering. Net proceeds of approximately $103 million were used to reduce the commitments and repay indebtedness under the Transok Credit Facility.

        In connection with the Transok acquisition, CSW sold seven natural gas processing plants, the Transok Plants, to an unrelated third party (the "Lessor") for $125 million. Tejas, through a wholly-owned subsidiary, leased the Transok Plants from the Lessor over a five-year term which requires annual lease payments of approximately $9.0 million. In addition, under the Lease agreement, the Lessee has the option to extend the term of the Lease for up to two years, subject to approval by the Lessor, and to purchase the Transok Plants for $125 million. If by the end of the Lease term, the Lessee has not exercised its option to purchase the Transok Plants, it is obligated to pay the Lessor a termination fee of approximately $106 million. However, the Lease contains a provision which reduces the termination fee to the extent the proceeds from the Lessor's subsequent sale of the Transok Plants exceeds $19 million. The Lease also provides the Lessee the option to purchase, at any time during the Lease term, one or more of the Transok Plants for an aggregate amount not exceeding $31 million, with corresponding reductions to the $106 million termination fee and the $19 million threshold amount.

        Tejas owns, as a result of the Transok acquisition, a 26 BCF storage facility in Oklahoma (the "Greasy Creek Storage Facility"). The Greasy Creek Storage Facility requires the maintenance of cushion gas in order to sustain operational requirements. Such gas is currently provided by Transok.

        In order to hedge the interest rate risks associated with Tejas' financing activities (including an operating lease obligation), Tejas frequently enters into interest rate swaps with financial institutions in order to manage interest rate risk. While the interest rate swaps eliminate the risks associated with increases in the floating interest rates of Tejas' obligations, the swaps also eliminate the opportunities associated with reductions in such floating interest rates. Payments received or made by Tejas under such interest rate swaps are recorded as reductions to or increases in interest expense over the life of the interest rate derivative instrument. In connection with the Transok acquisition, Tejas also entered into certain fixed interest rate swaps and caps and a notional amount of $200 million of other interest rate option agreements. As of September 30, 1996, Tejas had entered into a total notional amount of $530.5 million of fixed interest rate swaps and caps for hedging purposes with a weighted average LIBOR rate of 6.4% (excluding Tejas' average borrowing cost over LIBOR). The weighted average life of the interest rate swap and cap hedging transactions is approximately four years.

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

OUTLOOK

        Tejas' management expects its results of operations for the entire year of 1996 to be favorable when compared to the 1995 annual period due to several factors. Tejas believes there are many opportunities available for future growth and continued expansion of operations. The Transok acquisition provides Tejas with the opportunity to increase the sale of natural gas to certain new markets in Oklahoma and to increase the flow of natural gas, within the state, west to east. While no prediction can be made as to the impact of Coral on Tejas' prospects, Tejas believes that over the next several years Coral should be in a position to take advantage of the unutilized capacity in Tejas' major long-distance transmission lines. In addition, the large number of interconnects between Tejas' pipelines and other intrastate and interstate pipelines have the potential to become important supply points for Coral. Additionally, substantial capacity remains to be developed at the West Clear Lake Storage Facility ("WCLSF") which has the potential to continue to enhance profits from services provided to both suppliers and consumers and from gas held in storage for future delivery. The capital invested by Tejas at the WCLSF since September 1993 has increased the availability of natural gas and the operational flexibility of the WCLSF. This permitted Tejas to sell approximately 11 BCF of additional natural gas volumes out of the storage facility during the 1995-96 winter season and to provide additional daily storage injection and withdrawal capabilities to accommodate the seasonal needs of customers. Further development of the WCLSF is possible and Tejas will continue to monitor and review the economic benefit of such development. There can be no assurance that market conditions, including the average cost of natural gas held in storage, will always be conducive to maintaining the current level of profitability. Tejas has historically shown the ability to adapt to changing operational requirements and capitalize on new market opportunities. Although the foregoing factors present Tejas with opportunities to grow and expand, there can be no assurance that such factors will result in future growth and expansion of Tejas' operations, revenues or earnings.

        In October 1996, Tejas completed sales of two non strategic operating assets, a transmission and gathering system located in northern Louisiana and a processing plant and its related gathering system in north central Oklahoma. Proceeds from these transactions were used to reduce the committments and repay indebtedness under the Transok Credit Facility. Tejas intends to refinance or make further payments to reduce borrowings under the Transok Credit Facility (which matures on December 31, 1997) and other indebtedness incurred in connection with the Transok acquisition through the possible sale of interests in non-strategic assets, formation of partnerships or joint ventures, placement of long-term debt, renegotiation of credit facilities, the application of excess cash flow, if any, or otherwise. There can be no assurance that Tejas will be able to pay down such borrowings or other indebtedness or successfully carry out such refinancing measures or that such measures, if available, would be on terms favorable to Tejas. Because of the many opportunities Tejas believes are available for future growth and continued expansion of operations, Tejas anticipates using substantially all of its available cash in 1996 and 1997 for capital expenditures.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        For a description of certain legal proceedings affecting Tejas, reference is made to the information in Item 1, Legal Proceedings, included in
Part II of Tejas' Report on Form 10-Q for the quarter ended June 30, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

11.1    Computation of Earnings Per Common Share

27.1    Financial Data Schedule
-----------------
(b)     Reports on Form 8-K

        A Current Report on Form 8-K dated June 18, 1996, filed during the second quarter of 1996, was amended by a Form 8-K/A dated July 17, 1996, filed during the third quarter of 1996. Such form and amendment were filed with respect to Item 2 of Form 8-K "Acquisition or Disposition of Assets" and Item 7 of Form 8-K "Financial Statements and Exhibits" to report the acquisition of Transok, Inc. by Tejas Gas Corporation on June 6, 1996, and to file certain exhibits with respect thereto. Financial statements included in such Form 8-K filing included certain historical financial information for the assets and business acquired and certain pro forma financial information pertaining to the business combination.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TEJAS GAS CORPORATION
                                    (Registrant)




                                    By: /s/ JAMES W. WHALEN
                                            James W. Whalen
                                            Senior Executive Vice President -
                                            Chief Financial Officer (principal
                                            financial officer and principal
                                            accounting officer)


Date: November 12, 1996