Form 10-K
period 1996-12-31
TEJAS GAS CORP
filed 1997-03-27
CIK 96864

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                   ------------------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   ------------------------------------------
                         COMMISSION FILE NUMBER 0-17389
                   ------------------------------------------

                              TEJAS GAS CORPORATION
             (Exact Name of Registrant As Specified in Its Charter)
                   ------------------------------------------

               DELAWARE                              76-0263364
       (State of Incorporation)         (I.R.S. Employer Identification No.)

             1301 MCKINNEY, SUITE 700
                  HOUSTON, TEXAS                          77010
      (Address of Principal Executive Offices)          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (713) 658-0509

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
                  TITLE OF EACH CLASS                 ON WHICH REGISTERED
                  -------------------                 -------------------
                  Common Stock, $.25 Par Value        New York Stock Exchange

                  Preferred Share Purchase Rights     New York Stock Exchange

                  Depositary Shares, each             New York Stock Exchange
                  representing a one-tenth
                  interest in a share of 9.96%
                  Cumulative Preferred Stock,
                  $1.00 Par Value

                  Depositary Shares, each             New York Stock Exchange
                  representing a one-fifth
                  interest in a share of 5 1/4%
                  Convertible Preferred Stock,
                  $1.00 Par Value

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                               TITLE OF EACH CLASS
                               -------------------
                    9.96% Cumulative Preferred Stock, $1.00 Par Value
                     5 1/4% Convertible Preferred Stock, $1.00 Par Value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been the subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of the voting stock held by non-affiliates of the Registrant on March 17, 1997 was approximately $ 731,900,000 based on the ending sales price of the Registrant's common stock as reported on the New York Stock Exchange Composite Tape.

   Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                        OUTSTANDING
                CLASS                                  MARCH 17, 1997
                -----                                  --------------
      Common Stock, $.25 Par Value                    20,557,026 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's definitive Proxy Statement, to be filed with the Commission within 120 days of December 31, 1996, for its Annual Meeting of Stockholders to be held on May 8, 1997, are incorporated by reference in Part III of this Annual Report.
================================================================================

                              TABLE OF CONTENTS

                                                                         Page
                                                                         ----
PART I
ITEM 1.  BUSINESS........................................................  2

         General.........................................................  2
         Significant Acquisition in 1996.................................  3
         Map of Principal Natural Gas Pipeline Systems,
             Storage Facilities, Processing Plants and Treating Plants...  5
         Summary of Operations...........................................  6
         Natural Gas Pipeline Systems....................................  7
         Natural Gas Transportation......................................  8
         Natural Gas Storage Facilities..................................  8
         Natural Gas Sales and Marketing.................................  9
         Natural Gas Supplies............................................ 11
         Natural Gas Processing.......................................... 13
         Natural Gas Treating............................................ 13
         Competition..................................................... 14
         Employees....................................................... 14
         Regulatory Matters.............................................. 14

ITEM 2.  PROPERTIES...................................................... 16

ITEM 3.  LEGAL PROCEEDINGS............................................... 16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 17

PART II
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS................................. 18

ITEM 6.  SELECTED FINANCIAL DATA......................................... 19

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS................................... 20

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE......................... 62

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............. 63

ITEM 11. EXECUTIVE COMPENSATION.......................................... 63

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.. 63

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................. 63

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. 64

                                    PART I

ITEM 1.  BUSINESS

GENERAL

      Tejas Gas Corporation ("Tejas") is a major intrastate natural gas pipeline company engaged in the business of purchasing, gathering, processing, treating, storing, transporting and marketing natural gas. Tejas' operations are situated primarily in the major gas producing areas in Oklahoma, South Texas, East Texas and the Texas and Louisiana Gulf Coast regions, with additional facilities located in West Virginia. Tejas is a holding company that conducts operations through four principal second tier subsidiaries, Tejas Gas Corp. ("Tejas Gas"), Acadian Gas Corporation ("Acadian"), Tejas Natural Gas Company ("TNGC") and, since June 1996, Transok, Inc. ("Transok"). Tejas-Acadian Holding Company ("TAHC"), a wholly owned first tier subsidiary of Tejas, was organized in December 1994 and owns the capital stock of each of Tejas Gas, Acadian and TNGC. Tejas Transok Holding Company ("TTHC"), a wholly owned first tier subsidiary of Tejas, was organized in May 1996 and owns the capital stock of Transok (see "SIGNIFICANT ACQUISITION IN 1996" as described in this Item 1.). Tejas Coral Holding Company ("TCHC"), formerly Tejas Alliance Holding Company, a wholly owned first tier subsidiary of Tejas, was organized in July 1995 to hold an interest in Coral Energy, L.P. ("Coral", formerly Coral Energy Resources, L.P.) an energy marketing joint venture with Shell Oil Company ("Shell"). Unless the context indicates otherwise, the term "Tejas" includes TAHC, TCHC and TTHC and their respective subsidiaries.

      Tejas, a Delaware corporation, was organized on September 16, 1988 by Hamilton Oil Corporation ("HOC") for the purpose of holding the capital stock of Tejas Gas, which had been an indirect, wholly owned subsidiary of HOC or its predecessor since 1979. Tejas Gas has been engaged in natural gas pipeline operations and related activities since its inception in 1967. On July 1, 1988, Tejas Gas purchased all of the outstanding capital stock of Gulf Energy Holding, Inc. another company engaged through subsidiaries in natural gas pipeline operations, principally in Texas. On December 27, 1988, Tejas' capital stock was distributed to the stockholders of HOC in the form of a spin-off. On December 28, 1990, Tejas purchased through a wholly owned subsidiary, Acadian, all of the capital stock of several corporations comprising the Acadian Gas Group, a group of companies engaged in natural gas pipeline operations, principally in Louisiana. On September 15, 1993, Tejas, through a wholly owned subsidiary, TNGC, acquired from Exxon Corporation ("Exxon") substantially all of Exxon's Texas and Louisiana intrastate natural gas pipeline operations as well as a significant natural gas storage facility. Tejas, through subsidiaries of TCHC, holds a one-half interest in Coral, an energy marketing venture between Tejas and Shell which commenced operations in November 1995. Coral is a Delaware limited partnership formed in September 1995 to market natural gas and power for Tejas and Shell. Prior to January 1997, Coral was owned one-third by subsidiaries of Tejas and two-thirds by subsidiaries of Shell. Effective January 1997, Tejas purchased from Shell an additional 16 2/3% interest in Coral thereby increasing its ownership to 50%. Shell Canada Limited of Calgary, Alberta may acquire an equity interest in Coral in a transaction expected to close in early 1997. This should enhance Coral's ability to expand its operations into Canada.

      On June 6, 1996, Tejas, through a newly formed wholly owned subsidiary, TTHC, acquired from Central and South West Corporation ("CSW") Transok's intrastate natural gas pipeline operations in Oklahoma, Texas and Louisiana and a natural gas processing plant and storage facility, both located in Oklahoma. In connection with the acquisition, Tejas entered into agreements to lease and operate Transok's seven remaining natural gas processing plants in Oklahoma. See "SIGNIFICANT ACQUISITION IN 1996" as described in this Item 1.

      Tejas is one of the largest independent intrastate gatherers and transporters of natural gas volumes through company-owned pipelines in the United States. During 1996, Tejas had an average throughput of 4.3 billion cubic feet ("Bcf") of natural gas per day through its natural gas sales, transportation and processing activities. In 1996, Tejas' core business of purchasing, storing, selling, gathering and transporting natural gas through its pipeline systems accounted for approximately 95% of its throughput and 82% of gross profit, with the balance attributable to natural gas processing, treating and off-system marketing.

      The executive offices of Tejas are at 1301 McKinney, Suite 700, Houston, Texas 77010, and its telephone number is (713) 658-0509.

SIGNIFICANT ACQUISITION IN 1996

      On June 6, 1996, Tejas acquired Transok (the "Transok acquisition") from CSW through a merger of a recently formed wholly owned subsidiary of Tejas into Transok. Immediately prior to the acquisition, CSW sold seven natural gas processing plants (the "Transok Plants") to a third party lessor (the "Lessor"), which in turn leased these facilities (the "Lease") to a subsidiary of Tejas (the "Lessee").

      Transok operates intrastate natural gas pipeline systems in Oklahoma, Louisiana and Texas and is one of the largest processors of natural gas in Oklahoma. At the time of the acquisition, Transok's operations included: (i) approximately 7,000 miles of gathering and transmission pipelines in Oklahoma, Louisiana and Texas with 2.3 Bcf of natural gas per day of pipeline capacity;
(ii) eight natural gas processing plants, of which seven are being leased to a subsidiary of Tejas, with total processing capacity of 564 million cubic feet ("MMcf") per day of natural gas; (iii) a 26 Bcf capacity natural gas reservoir storage facility with 300 MMcf per day of withdrawal and 200 MMcf per day of injection capacity; and (iv) 1.4 trillion cubic feet of connected third-party natural gas reserves. As described below, Tejas subsequently sold approximately 2,100 miles of gathering and transmission lines and a processing plant acquired in the Transok acquisition.

      The total purchase price received by CSW at closing was $690 million in cash, of which $565 million was paid by Tejas and $125 million was paid by the Lessor to acquire the Transok Plants. In addition, as part of the transaction, Transok retained $200 million of long-term debt. To finance the cash requirements for the Transok acquisition, Tejas borrowed (i) $178 million under its existing credit facilities and (ii) $387 million, net of a $38 million voluntary prepayment, under a new $425 million credit agreement (the "Transok Credit Facility"). The outstanding balance under the Transok Credit Facility was reduced to approximately $196 million by year-end 1996 primarily due to the application of proceeds received by Tejas subsequent to the Transok acquisition from the sale of common stock (see Note 12 of "Notes to Consolidated Financial Statements") and the sale of certain non-strategic assets (see Note 3 of "Notes to Consolidated Financial Statements"). Prior to year-end, the Transok Credit Facility was amended (the "Amended Transok Credit Facility"). The principal changes included extending the maturity date from December 31, 1997 to December 31, 2004, lowering the interest rate margins over the London Interbank Offered Rate ("LIBOR"), subject to a minimum margin for a limited period of time, and setting the commitment amount at $275 million. The Amended Transok Credit Facility bears interest, at Tejas' option, based upon either the prime rate or LIBOR. Depending upon Transok's funded debt to capitalization ratio, the margins over LIBOR that Transok must pay vary from a minimum of 0.5% to a maximum of 1.25%. Based upon the December 31, 1996 outstanding balance of approximately $196 million, the Amended Transok Credit Facility had available borrowings of approximately $79 million and bore interest, at Tejas' option, of prime or LIBOR plus 1.0%. Under the terms of the Amended Transok Credit Facility, after two years, the revolver will, unless extended at the option of the lenders, convert into a six year reducing revolver. Unless extended, commitment reductions of approximately $8.6 million per quarter will begin March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004.

Nevertheless, based upon the current terms of the Amended Transok Credit Facility and the outstanding principal balance thereunder at December 31, 1996, no principal payments are required until 2001.

      In connection with the acquisition of Transok, CSW sold seven natural gas processing plants to the Lessor for $125 million. Tejas, through a wholly owned subsidiary, leased the Transok Plants from the Lessor for a five-year term with lease payments adjusted quarterly based upon the Lessor's financing costs. Tejas has entered into interest rate derivative agreements in a notional amount of $125 million to hedge the effects of such adjustments on the required minimum lease payments. In addition, under the Lease, the Lessee has the option to extend the term of the Lease for up to two additional two year periods, subject to approval by the Lessor, and to purchase all of the Transok Plants at any time for $125 million. If by the end of the Lease term the Lessee has not exercised its option to purchase all of the Transok Plants, it is obligated to pay the Lessor a termination fee of approximately $106 million. However, the Lease contains a provision that reduces the termination fee to the extent the proceeds from the Lessor's subsequent sale of the Transok Plants exceed $19 million. The Lease also provides the Lessee the option to purchase, at any time during the Lease term, one or more of the Transok Plants for an aggregate amount not exceeding $31 million, with corresponding reductions to the $106 million termination fee and the $19 million threshold amount.

      The acquisition of Transok was accounted for as a purchase and the purchase price was allocated to the acquired assets and liabilities based upon the estimated fair value of such assets and liabilities as of June 6, 1996. The Lease is for a five-year term and is accounted for as an operating lease. The allocation of the purchase price is preliminary, as valuation and other studies have not been finalized. It is not expected that the final allocation of the purchase price will produce materially different results from those presented herein. The results of operations for the assets acquired or leased as a result of the Transok acquisition are included in the accompanying financial statements for the period subsequent to June 6, 1996.

      During the last quarter of 1996, Tejas completed sales of three non-strategic assets: a transmission and gathering system located in Northern Louisiana, a processing plant and its related gathering system in North Central Oklahoma and an interest in a partnership which owned and operated oil and gas wells in Western Oklahoma. These transactions, none of which resulted in a gain or loss, generated cash proceeds of approximately $110 million, most of which were used to reduce the commitment level and repay indebtedness under the Transok Credit Facility.

                               [GRAPHIC OMITTED]

SUMMARY OF OPERATIONS

      The following table summarizes Tejas' operations for the most current three years.


Years Ended December 31,                               1996(6)     1995    1994
--------------------------------------------------------------------------------
Miles of pipeline(1) ...............................   10,563      5,488   5,426
Operating natural gas processing plants(2) .........       15          8       8
Operating treating plants ..........................        2          2       2
Pipeline capacity in Bcf per day(3) ................      7.6        5.6     5.6
================================================================================
Average daily throughput in MMcf:
    System sales ...................................    1,913      1,515   1,285
    Transportation .................................    2,049      1,469   1,688
    Partnership volumes(4) .........................      142        115     113
--------------------------------------------------------------------------------
    Total system throughput ........................    4,104      3,099   3,086
    Gas processed and other ........................      208         87      94
--------------------------------------------------------------------------------
       Total throughput ............................    4,312      3,186   3,180
================================================================================
Natural gas processing data:
    Average daily natural gas liquids production in
       thousands of gallons ........................      836        179     190
    Average daily inlet volumes in MMcf ............      351         76      84
Natural gas treating data:
    Average daily  inlet volumes in MMcf(5) ........       44         43      53
--------------------------------------------------------------------------------

(1) Includes 1,087 miles of pipelines owned by joint ventures in which Tejas has an interest and 902 miles of leased systems for 1996 and 858 miles of pipelines owned by joint ventures in which Tejas has an interest and 508 miles of leased systems for 1995 and 1994.

(2) Includes the Copano Bay Plant which was sold in February 1997. Seven plants included in 1996 are leased to and operated by Tejas.

(3) Includes leased systems and Tejas' percentage ownership of capacity in joint ventures.

(4)   Includes Tejas' share of unconsolidated partnerships.

(5) Treated volumes are also included in transportation volumes as such volumes are handled by Tejas' natural gas pipelines.

(6) Includes Transok Operations subsequent to its acquisition by Tejas in June 1996.

NATURAL GAS PIPELINE SYSTEMS

      The following table summarizes Tejas' natural gas pipeline systems for 1996.

================================================================================
GAS PIPELINE SYSTEMS                       Texas    Oklahoma  Louisiana   Total
================================================================================
Miles of pipeline
    Operated by Tejas .................     4,009      4,258    1,209      9,476
    Partnership interests .............       874        213     --        1,087
--------------------------------------------------------------------------------
       Total ..........................     4,883      4,471    1,209     10,563
--------------------------------------------------------------------------------
Compressors ...........................        59        116       10        185
Horsepower ............................    75,207    142,662    9,240    227,109
Interconnects .........................       159         81       64        304
Pipeline capacity in Bcf per day ......       4.5        2.0      1.1        7.6
Average throughput in Bcf per day .....       2.6        0.9      0.8        4.3
================================================================================

      Tejas' natural gas pipelines consist of main lines, lateral lines and gathering lines which are located within the states of Texas, Oklahoma and Louisiana, including offshore state waters in Texas. Tejas' pipeline operations involve gathering and purchasing natural gas from producers and suppliers and transporting and reselling, through Coral, such natural gas to electric utility companies, local distribution companies, industrial customers, affiliates of other pipeline companies, and gas marketing companies as well as transporting and gathering natural gas for others on a fee basis. Tejas' natural gas pipeline operations also include natural gas compression and dehydration. Natural gas is received at numerous interconnections with natural gas producers' facilities and from third-party pipelines and delivered to customers' facilities and markets in other areas.

      Tejas' natural gas pipeline systems are substantially all located on properties owned by others. Tejas has obtained easements or rights-of-way for its natural gas pipeline systems which generally provide for perpetual possession and use. In certain instances, periodic payments are required to be made. Where believed required, permits and licenses have been obtained for natural gas pipeline systems crossing or adjacent to public properties. Certain easements have been acquired through eminent domain proceedings.

      Tejas' pipelines in Texas extend from South Texas near the Mexican border along the Texas Gulf Coast to the Louisiana border and north from near Houston to the East Texas producing areas. In addition, Tejas has a system that traverses the West Texas producing areas and extends north to the Oklahoma border and a system in the Fort Worth Basin. Tejas' Texas facilities consist of gathering and transmission pipeline ranging in size from 2 to 36 inches in diameter. The Texas facilities include three joint venture systems in South Texas, a partnership system along the Texas Gulf Coast which is operated by Tejas and a 508 mile leased system in East Texas. The Oklahoma system consists of 2 to 30 inch diameter gathering and transmission lines extending throughout the state excluding the panhandle area and provides Tejas access to an abundant supply of natural gas reserves. Among other producing regions in Oklahoma, portions of the Oklahoma system are directly located in the Anadarko and Arkoma Basins. Tejas also has access to the Hugoton, Permian and San Juan Basins through interconnections with other pipeline systems. The Louisiana systems consist of 2 to 26 inch diameter gathering and transmission lines and lesser diameter lateral lines in North and South Louisiana. For a pictorial presentation of the pipeline systems described above see the map included on page 5 of this Item 1.

NATURAL GAS TRANSPORTATION

      Tejas' business includes transporting natural gas through its pipelines for others on a fee basis. Tejas receives natural gas from producers, other pipelines or shippers through system interconnects and redelivers the natural gas at other points. Transportation agreements provide Tejas with a fee per unit of volume transported. During 1996 and 1995, Tejas delivered an average of 2,049 MMcf and 1,469 MMcf per day, respectively, under transportation agreements. The increase in volumes during 1996 is primarily the result of the Transok acquisition.

NATURAL GAS STORAGE FACILITIES

      The following table summarizes Tejas' natural gas storage operations for 1996.

-----------------------------------------------------------------------------------------------
GAS STORAGE FACILITIES                   Texas            Oklahoma       Louisiana       Total
-----------------------------------------------------------------------------------------------
Name of facility .................   West Clear Lake    Greasy Creek    Grand Bayou(1)
Capacity in Bcf ..................        125                26               4            155
Withdrawal capacity
   in MMcf per day ...............        550               300             240          1,090
Injection capacity
   in MMcf per day ...............        240               300              80            620
-----------------------------------------------------------------------------------------------

(1)   Storage facility is leased to Tejas.

      Tejas purchased the West Clear Lake Storage Facility ("WCLSF") from Exxon in September 1993. This storage facility, strategically located near the Houston Ship Channel, is one of the largest natural gas storage reservoirs in Texas. Exclusive of $22.5 million of cushion gas expenditures, Tejas' cumulative WCLSF capital expenditures of $18.1 million (primarily for the addition of electrical compressors) have increased the availability of natural gas and the operational flexibility of the WCLSF by increasing injection rates from 80 MMcf per day to 240 MMcf per day and the withdrawal rates from 220 MMcf per day to 550 MMcf per day. This permits Tejas to sell approximately 25 Bcf of additional natural gas volumes annually out of the storage facility and to provide additional volumes to accommodate the seasonal needs of customers. Further development of the WCLSF is possible and Tejas will continue to monitor and review the economic benefit of such development.

      Tejas owns, as a result of the Transok acquisition, a storage facility in Oklahoma ("Greasy Creek"). This facility enables Transok to meet demands for natural gas during periods of peak delivery without incurring peak demand charges from suppliers of natural gas and provides Transok flexibility in managing its gas inventory. Tejas is currently in the process of enhancing the withdrawal and injection capacities of this facility.

      In late 1992, Tejas began operation of a leased salt dome ("Grand Bayou") natural gas storage facility near Napoleonville, Louisiana. The storage facility is designed to support the supply swing requirements relating to significant business with electric utility companies and natural gas distribution companies resulting from contracts entered into with such companies as well as other new business that may develop in the future. The facility site was obtained under a 10-year lease, under which Tejas has an option to extend the lease term for an additional 10 years. An affiliate of the lessor has contractual rights to 10% of the facility's storage and withdrawal capacity. Another company purchased a 25% interest in the storage project and contributed a proportionate amount of the construction costs, in order to obtain greater delivery flexibility for its peak winter requirements. Its rights to total withdrawal capacity is reduced to approximately 5% during Tejas' peak summer demand period.

      The operation of Tejas' natural gas storage facilities is an integral part of Tejas' business. Tejas typically hedges all or a portion of its natural gas volumes held in storage utilizing the futures, swaps and options markets. Natural gas volumes held in storage enable Tejas to respond quickly to changing market conditions and to take advantage of seasonal price variations and peak demand periods. This storage capacity creates an opportunity for Tejas to purchase natural gas at times of lower demand when prices are typically lower and to make sales during periods of peak demand when prices are typically higher. To accomplish this strategy, Tejas may purchase gas for injection into storage, either currently or in future periods, and simultaneously sell equivalent volumes of gas for delivery in other periods.

NATURAL GAS SALES AND MARKETING

      Through Coral, Tejas sells natural gas to electric utilities, local distribution companies, industrial end-users, marketing affiliates of other pipeline companies and gas marketing companies. Tejas' electric utility and industrial customers normally consume the natural gas in their own operations while local distribution companies, pipeline affiliated customers, and gas marketing customers generally resell the natural gas. Tejas' natural gas sales are made pursuant to both long-term contracts which range in term from one to 20 1/2 years and short-term agreements which generally range from one month to one year in duration. An interest in Tejas' long-term sales contracts has been contributed to Coral. For further discussion of Coral see "GENERAL" in this Item
1. and Note 8 of "Notes to Consolidated Financial Statements."

      Coral conducts natural gas marketing activities for Tejas and Shell. In addition, Coral has received regulatory approval to market electricity in wholesale markets and commenced such activities in the third quarter of 1996. Coral initially began marketing 3.7 Bcf per day of Tejas and Shell natural gas volumes. As of December 31, 1996, sales of natural gas were in excess of 6.1 Bcf per day. Tejas provides Coral access to Tejas' natural gas pipelines which have interconnects with other pipelines serving the U.S. and access to gas supplies from Tejas' storage facilities and gathering and transmission systems located in Texas, Oklahoma and Louisiana. Shell dedicates approximately 2 Bcf per day of gross natural gas production and approximately 5.5 trillion cubic feet of natural gas reserves. Tejas has committed to Coral substantially all of its natural gas supply, and Shell has committed to Coral substantially all of its gas production in the United States (excluding Alaska and Hawaii). Coral was initially staffed with employees from Tejas and Shell. In addition, Tejas provides intrastate marketing expertise, and Shell provides interstate marketing expertise, as well as treasury and administrative support services. Coral has also entered into a contractual arrangement with Bankers Trust to assist in providing a variety of specially tailored risk management services.

      Tejas and Shell have each contributed cash and economic interests in natural gas sales contracts to Coral for their respective interests. Each partner has received equity credit for long-term natural gas contract commitments to the partnership. If actual volumes and margins from these contracts fail to meet targeted contract levels, the responsible partner is subject to make-up payments. If Coral is unable to take all of the natural gas tendered for delivery by the parties, Coral is obligated to pay for such natural gas at the price that would have otherwise been applicable, mitigated by the amount obtained from any sales of such natural gas to third parties.

LONG-TERM SALES AGREEMENTS

      The majority of Tejas' long-term sales agreements provide for minimum annual volumes to be delivered at market prices, determined monthly, plus a predetermined margin. A small portion of Tejas' long-term sales are also made under contracts whereby natural gas produced from a designated geographical area, and which Tejas elects to purchase, is sold at a fixed price. Substantially all of Tejas' long-term sales are made to electric utility companies, local natural gas distribution companies and industrial customers. The margins available to Tejas from such sales are greater than those currently available under short-term contracts because of the additional services provided by Tejas in connection with such sales. These services include aggregation of supplies, assurance of supplies and the dedication of such Tejas facilities as are necessary to provide for large swings in the volumes delivered to the customers as the customers' requirements vary from season to season or from day to day. Long-term sales contracts comprised approximately 43% and 42% of total system sales volumes in 1996 and 1995, respectively. As these long-term contracts expire, the percentage of volumes sold by Tejas under such contracts will decrease unless Tejas can negotiate renewals or extensions thereof or obtain new long-term contracts to replace the volumes sold thereunder. There can be no assurance that Tejas will be able to replace the revenues lost under such long-term contracts with equally profitable transportation or sales opportunities.

SHORT-TERM SALES CONTRACTS

      Short-term sales agreements generally provide for delivery of negotiated volumes for a 30-day period at prevailing market prices. Customers for short-term sales agreements are principally industrial companies, marketing affiliates of other pipeline companies, and gas marketing companies, but may also include local distribution companies and electric utilities. Profit margins for such sales are currently much lower than those made under long-term sales contracts and vary from month to month since they are affected by competition for natural gas markets at the time of sale as well as the cost of natural gas supplies. The cost of supplies will vary depending upon competition for such supplies and the services provided by Tejas to producers, including gathering of the natural gas from the producers' wells, compression and dehydration. Tejas delivered from its systems approximately 57% and 58% under short-term sales agreements during 1996 and 1995, respectively.

SEASONAL VARIATIONS

      Tejas' natural gas sales are affected by seasonal changes in demand for natural gas because of weather. Tejas has its greatest demands during the winter heating season and the summer air conditioning season as greater volumes, revenues and earnings from operations are usually experienced during those periods of the year. Variations in extremes of weather from year to year have in the past resulted in significant variations in Tejas' natural gas throughput, revenues and earnings for those years.

PRINCIPAL CUSTOMERS

      Sales to Coral represented 38% and 10% of Tejas' revenues in 1996 and 1995, respectively. No single customer accounted for 10% or more of Tejas' revenues in 1994.

NATURAL GAS SUPPLIES

      Tejas purchases natural gas from a variety of suppliers, ranging from small independent producers to major oil and gas companies and marketing affiliates of other pipeline companies, under approximately 4,124 long-term and short-term natural gas purchase contracts. Tejas does not own any natural gas reserves.

      Natural gas supplies connected to Tejas' pipeline systems in Texas are concentrated in South Texas, offshore Texas, the onshore Gulf Coast Region of Texas, the Fort Worth Basin, and in various producing areas in Central and East Texas. Supplies are also obtained from other producing areas through interconnections with third-party pipelines.

      South Texas is an area in which active drilling and completion of natural gas wells have continued over the past several years and in which production levels have, therefore, remained generally constant. Tejas believes active drilling in this area will continue because of its geological nature and relatively high rate of successful well completions.

      Tejas has access to major producing areas and reserves located in the South Texas, offshore Texas, onshore Gulf Coast and East Texas areas. Tejas' pipeline systems are connected to the King Ranch production via the King Ranch Gas Processing Plant tailgate, with further access to additional third-party production from the McAllen Ranch area. Tejas also expects to benefit from access to reserves and production of natural gas from the Wilcox Trend in Webb, Zapata, Starr and Hidalgo Counties.

      The Fort Worth Basin supply is more limited than that of South Texas and the connected producing wells are subject to greater production rate declines. While supplies have been relatively stable over the past several years because of new supplies made available, the maintenance or increase of the supply levels will be highly dependent upon new drilling in the area.

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

      The Transok acquisition provides Tejas with a long-lived source of dedicated natural gas in the Hugoton and Anadarko Basins located in Oklahoma, as well as access to natural gas produced in the Permian Basin in West Texas and the Arkoma Basin located in East Oklahoma and Arkansas. These basins are new supply regions for Tejas. In the last two years, Transok has connected, through various projects, over 400 MMcf per day in new natural gas well production to its pipelines. The majority of this new natural gas has come from existing drilling areas in North Louisiana and West Oklahoma and a new natural gas field in Stephens County, Oklahoma.

      Additional supplies are purchased principally under short-term contracts from producers in Southern and offshore Louisiana and offshore Texas through direct pipeline connections or through interconnections with a number of third-party pipelines. Tejas also has a direct connection with the Henry Hub, a major natural gas receipt and delivery point in Southern Louisiana from which supplies may be obtained from numerous sources. Currently, as well as during the last several years, natural gas supplies available for purchase on a short-term basis have been relatively stable and abundant. Tejas foresees no significant reduction in the availability of such supplies in the near term. However, if quantities of supplies should diminish in the future, Tejas believes that it can successfully compete for available supplies because a significant portion of Tejas' sales will be made under long-term sales contracts which provide for sales volumes at market-related prices plus a predetermined margin. This will allow Tejas to offer suppliers competitive prices as well as a reasonably continuous market for their supplies.

      During 1996, Tejas purchased approximately 52% of its natural gas supplies under month-to-month purchase contracts. The remaining 48% of its supplies were obtained from wells which are directly connected to Tejas' systems and which Tejas considers to be long-term supplies either because of a lack of competing pipelines being reasonably accessible to such wells or because of contractual long-term dedications of the wells' production to Tejas' systems. These supplies are subject to decline through natural depletion of the wells. The maintenance or increase in the amount of such long-term supplies will depend upon the drilling and completion of new natural gas wells and upon Tejas' ability to successfully compete for such newly developed supplies.

      Purchases of natural gas from Tejas' five largest suppliers accounted for approximately 32% of its total purchased volume during 1996 and approximately 34% of its total purchased volume during 1995. The largest single supplier accounted for approximately 12% and 19% of such total volume for 1996 and 1995, respectively.

      In addition to Tejas' long-term natural gas purchase contract commitments (at prices approximately equal to prevailing market prices) for volumes covering approximately 48% of Tejas' 1996 requirements, Tejas has short-term contract commitments which do not obligate it to purchase fixed quantities of natural gas and such contracts are effectively terminable by either the buyer or the seller on relatively short notice (generally 30 to 90 days). However, Tejas is party to some older, longer-term natural gas purchase contracts under which it is required, under certain circumstances, to purchase, or to pay for if not taken, certain minimum volumes of natural gas at set prices (so-called "take-or-pay" contracts). Possible take-or-pay claims may continue to accrue under such older contracts until their expiration or renegotiation. Most of these take-or-pay contracts will expire within the next three years. Payments, if any, made under these take-or-pay provisions for natural gas not actually taken are sometimes subject to being recouped out of takes of natural gas in future periods in accordance with the terms of the contracts. In certain instances, Tejas has similar take-or-pay provisions in sales contracts with its customers.

      Tejas Gas is a defendant in one pending take-or-pay lawsuit for which alleged damages in excess of $36 million are claimed against Tejas Gas. See "ITEM 3. LEGAL PROCEEDINGS" herein. Certain other producers have made claims against Tejas Gas pursuant to take-or-pay provisions. Tejas estimates that such claims are not material. Management believes that Tejas has adequate defenses or recourse to third parties relating to such lawsuit and claims, and does not believe that these matters will have a material adverse effect on Tejas' financial condition. However, the ultimate outcome of the lawsuit and such claims is uncertain at the present time.

NATURAL GAS PROCESSING

      The following table summarizes Tejas' natural gas processing operations for 1996.

==============================================================================================
                                                                Louisiana      West
GAS PROCESSING                        Texas(1)  Oklahoma(2)(3) (45% owned)  Virginia(4)  Total
==============================================================================================
Plants ............................       4             7            1           3          15
Capacity in MMcf per day ..........      69           519           16          55         659
Average daily inlet volumes in MMcf      32           282            1          36         351
Daily processing capacity in
    thousands of gallons ..........     242         1,554           48         111       1,955
Average daily liquids produced in
    thousands of gallons ..........      91           681            3          61         836
==============================================================================================

(1)   Includes the Copano Bay Plant which was sold in February 1997.
(2)   Leased to and operated by Tejas.
(3) The average processed and produced volumes for 1996 are only for the period subsequent to the Transok acquisition while capacity is based upon the whole year of operations.
(4)   Operated under guaranteed return contracts.

      Tejas' natural gas processing operations consist of extracting natural gas liquids (ethane, propane, butanes and heavier products, collectively, "NGLs") from natural gas supplied by producers and other pipeline companies, either through Tejas-owned pipelines or directly from other companies' pipelines. After processing, the residue natural gas is returned to the pipelines. The NGLs extracted are transported to third-party fractionation facilities where the products are separated and then generally sold to wholesalers.

      The processing contracts for some of Tejas' natural gas processing plant operations provide that Tejas receive certain minimum revenues for processing. The processing contracts for Tejas' other plants generally provide that Tejas receive all or a portion of the NGLs extracted as its fee for processing, and the profitability of such plants depends directly upon the volumes and sales prices of NGLs extracted, the volumes and prices of natural gas consumed in the processing and the volume of natural gas supplies available for processing.

NATURAL GAS TREATING

      Natural gas treating operations involve removing hydrogen sulfide and carbon dioxide from natural gas to make it marketable. These services are normally conducted under long-term contracts for a fee per unit of natural gas volume treated. Tejas owns and operates two natural gas treating plants in Texas which have an aggregate treating capacity of approximately 100 MMcf of natural gas per day. During 1996 and 1995, these plants treated an average of 44 MMcf and 43 MMcf per day, respectively.

COMPETITION

      Significant competition exists for Tejas in purchasing, marketing, transporting, gathering, processing and treating of natural gas in many of its geographic areas of operations. The ability to offer competitive prices, reasonable assurances of a continuous market and a favorable performance history with producers are the principal factors in being competitive for supplies. Additionally, the extent of direct connections between the producers' wells or gathering facilities and Tejas' gathering or transmission lines and the connection of Tejas' lines to substantial direct consumers are important competitive factors. Successful competition for markets depends primarily upon the ability to deliver natural gas supplies to customers at competitive prices and in such quantities as the customer may need from time to time as well as having a record of reliability in performing the required services.

      Currently, a significant portion of Tejas' volumes of natural gas purchased and resold are under short-term contracts which are subject to renegotiation of prices and volumes, usually on a monthly basis. Although this affords Tejas greater flexibility in responding to changing market conditions, supplies and markets under such contracts are not assured. In addition, excess supplies in relation to demand causes competition for available markets. Tejas has numerous competitors in its geographic area of operations, many of which are larger interstate pipeline companies with more extensive pipeline networks and greater capital resources. Accordingly, for Tejas to remain competitive it must continually meet or exceed such competitors' ability to offer reliable services and competitive pricing. Tejas also faces varying degrees of competition from the use of alternative energy sources, such as electricity, coal and oil.


EMPLOYEES

      As of December 31, 1996, Tejas had 818 employees which includes 418 employees added as a result of the Transok acquisition. None of Tejas' employees are represented by a union. Management believes that Tejas' relations with its employees are satisfactory.

REGULATORY MATTERS

      Tejas' facilities and operations are subject to regulation by various governmental agencies at both the federal and state level. Tejas' intrastate operations in Texas are subject to state regulations issued by the Railroad Commission of Texas under the Cox Act, the Gas Utilities Regulatory Act and the Natural Resources Code. The Railroad Commission of Texas regulates intrastate pipeline companies as to rates, services and safety. Tejas' Louisiana operations are subject to state regulations issued by the Louisiana Public Service Commission and the Louisiana Department of Natural Resources. The Louisiana Public Service Commission regulates Tejas' city gate sales. Within the Louisiana Department of Natural Resources, the Office of Conservation has the authority to regulate all pipeline interconnections, transportation and construction or abandonment of facilities, and the Office of Pipeline Safety monitors the implementation of U.S. Department of Transportation and Louisiana pipeline safety regulations. Tejas' Oklahoma operations are subject to rules and regulations issued by the Oklahoma Corporation Commission. The Conservation Division within the Oklahoma Corporation Commission has the authority to regulate the conservation of natural gas, the prevention of pollution in connection with the transportation, processing and storage of natural gas, and to prohibit discrimination with respect to commercial terms in connection with the purchase, transportation and gathering of natural gas. The Oklahoma Corporation Commission also regulates pipeline safety and the construction and abandonment of pipeline interconnections and other facilities.

      At the federal level, Tejas is subject to regulations of the Federal Energy Regulatory Commission (the "FERC") under the Natural Gas Policy Act of 1978 and regulations implementing the Federal Natural Gas Pipeline Safety Act of 1968, which concerns pipeline safety. With respect to interstate pipeline operations, the FERC has promulgated a series of orders that have led to the restructuring of pipeline services and to the requirements that all interstate pipelines provide "open access" service to anyone so requesting. While the detailed "open access" regulations do not apply to intrastate pipelines such as those of Tejas, the FERC does require that intrastate pipelines which provide certain interstate services pursuant to Section 311 of the Natural Gas Policy Act do so on an open and nondiscriminatory basis and make certain filings and reports in compliance with the regulations. These "open access" regulations are designed to encourage the transportation of gas on a nondiscriminatory basis to increase the competitiveness and flexibility of natural gas markets. Several of Tejas' pipelines are providing Section 311 service and compliance with the FERC regulations has posed no significant problem. The rates for the pipelines providing Section 311 service in Texas are reviewed and approved by the Texas Railroad Commission. The rates for two of the pipelines providing Section 311 service in Louisiana are reviewed and approved by the Louisiana Public Service Commission, and the maximum rates for a third pipeline and the storage facility in Louisiana are submitted to the FERC for review and approval. For the two pipelines and a storage facility in Oklahoma which provide Section 311 service, maximum rates are submitted to the FERC for review and approval. Tejas has pipelines which qualify to provide the means to purchase natural gas supplies from interstate sources for redelivery and sale to intrastate markets without regulation by the FERC. In addition to the above regulations, the natural gas industry has historically been subject to numerous other forms of federal and state regulation, and the effect of future regulations upon Tejas cannot be predicted.

      The operations of Tejas are subject to various federal, state and local environmental laws which can increase the costs of planning, designing, installing and operating its facilities. In most instances, the regulatory requirements relate to water and air pollution control measures. Operations in Texas are subject to the Texas Clean Air Act as administered by the Texas Natural Resources Conservation Commission, which Act restricts emissions from wells, pipelines, compressors, processing plants and treating plants. Furthermore, the Railroad Commission of Texas has the authority to issue permits and regulations necessary to prevent environmental pollution by pipeline operations. The Louisiana operations are subject to regulation by the Louisiana Conservation Commission and other state agencies. The Oklahoma operations are subject to regulation by the Department of Environmental Quality and other state agencies. The operations of Tejas are also subject to regulation on the federal level by the Federal Environmental Protection Agency. Tejas is also subject to other federal, state and local laws covering the handling or discharging into the environment of materials used by Tejas, or otherwise relating to protection of the environment, safety and health. The exact nature of environmental issues which Tejas and its subsidiaries may encounter in the future cannot be predicted. Additional environmental liabilities may result in the future as more stringent environmental laws and regulations are implemented. The nature of Tejas' business requires Tejas to monitor its compliance with environmental laws and regulations and assess the likelihood of Tejas incurring environmental liabilities, including liabilities associated with remediation. At present, no estimate of any such liability, or range of liability amounts, can be made. There can be no assurance that the amount of any such liabilities would not be material.

      Transok leases all of the pipeline facilities of Palo Duro Pipeline Company (Palo Duro) in Texas. The Palo Duro pipeline system provides transportation service both in intrastate commerce and under Section 311 of the Natural Gas Policy Act. On April 29, 1994, Transok filed an Application for Review of Reasonableness of Transportation Rate for the Palo Duro system with the Texas Railroad Commission proposing a maximum rate of $0.20 per million British thermal units ("MMBtu") (plus taxes) plus the shipper's pro rata share of compressor fuel and lost and unaccounted for volumes. The matter is still pending before the Texas Railroad Commission and the ultimate outcome of this filing is unknown at this time.

      On November 1, 1995, Transok filed a rate case with the FERC in Docket No. PR96-2 for approval of maximum cost of service rates for Section 311 transportation on the Transok pipeline system exclusive of acquisitions after 1990 (the "Traditional System"). Transok requested approval of maximum rates of $2.736 per MMBtu and $0.1751 per MMBtu for firm reservation and firm usage charges, respectively, $0.265 per MMBtu for interruptible plus the shipper's pro rata share of compressor fuel and 0.5% of the volumes transported as an allowance for lost and unaccounted for natural gas. Transok also informed the FERC in the case that it was ceasing to offer new firm transportation service and was seeking approval of the above firm rates only for the purpose of collecting the rates contained in firm transportation contracts still in effect as of November 1, 1995. Transok is pursuing a settlement of the matter with the FERC staff and the intervenors in the proceedings.

      Transok's Greasy Creek Storage Facility, located on the Traditional System, is currently approved by the FERC to charge market based rates for up to
4.0 Bcf of the facility's capacity. The rates are effective for an indefinite time period, subject to Transok informing the FERC if it becomes affiliated with a local distribution company outside of the State of Oklahoma. The FERC is reviewing a Section 311 rate filing for market based rates for the Grand Bayou Storage Facility located in Louisiana.

      On May 1, 1996, Transok filed a rate case with the FERC in Docket No. PR96-7 for approval of cost of service rates for Section 311 transportation on the Anadarko System. Transok requested approval of maximum rates of $0.2541 per MMBtu for interruptible plus the shipper's pro rata share of compressor fuel and 0.5% of the volumes transported as an allowance for lost and unaccounted for natural gas. Transok is pursuing a settlement of the matter with the FERC staff and the intervenors in the proceedings.

ITEM 2. PROPERTIES

      A description of Tejas' properties is included under "ITEM 1. BUSINESS" above and is incorporated herein by reference. Substantially all of Tejas' net assets reside at the subsidiary level. The obligations under the Amended Transok Credit Facility and the assumed $200 million of Medium Term Notes ("MTN's") are secured by certain intercompany notes, by the capital stock of all of Transok's subsidiaries and certain partnership interests held by Transok, and are guaranteed by such subsidiaries. The obligations under the TAHC and TNGC revolving credit agreements are secured by the capital stock, partnership interests and various intercompany notes of all material subsidiaries and partnerships of TAHC (excluding the capital stock of Acadian, but including the capital stock and partnership interests of the material operating subsidiaries and partnerships of Acadian) and are guaranteed by such subsidiaries and partnerships. The notes payable related to Lewis and Pleasants Counties' bonds are secured by bank letters of credit which in turn are secured by mortgages on two natural gas processing plants located in West Virginia.

ITEM 3. LEGAL PROCEEDINGS

THE LONG TRUST LITIGATION

      Tejas is a defendant or party in various lawsuits that have risen in the ordinary course of Tejas' business. In particular, a subsidiary of Tejas is a defendant in THE LONG TRUSTS V. TEJAS GAS CORP. ET. AL., 123rd Judicial District Court, Panola County, Texas, filed March 1, 1989, in which plaintiffs assert claims and allege damages for breach of contract and failure to take-or-pay for natural gas pursuant to three natural gas purchase contracts. Plaintiffs allege that, in addition to failing to take-or-pay for gas, Tejas breached (a) one of the contracts by failing to take a minimum quantity of gas and to install and maintain pipeline facilities sufficient to permit Tejas to meet its quantity purchase obligations, and (b) all three contracts by failing to take gas in quantities sufficient to enable plaintiffs to produce ratably with other producers in a common reservoir. In plaintiffs' Sixth Amended Original Petition filed June 6, 1995, the plaintiffs are seeking take-or-pay damages for the ten year period 1984-1994 in excess of $36 million, plus pre-judgment interest, post-judgment interest, attorneys' fees and court costs and other unspecified actual damages. In connection with their depositions in this matter, certain expert witnesses retained by The Long Trusts have presented damage models purporting to show approximately $60 million in take-or-pay damages and $70 million for failure to take The Long Trusts' gas ratably. Management disputes The Long Trusts' claims and believes that The Long Trusts' damage models are seriously flawed. On January 6, 1993, the court entered an interlocutory summary judgment order granting in part and denying in part plaintiffs' motions for summary judgment. The court found, among other things, as a matter of law that (a) Tejas breached the minimum take obligations under one of the contracts, (b) Tejas is not entitled to any credits or offsets for natural gas purchased by third parties, and (c) the "availability" of natural gas for take-or-pay purposes is established by the delivery capacity testing procedures in the contracts. Damages, if any, have not been determined. The effect of this order on Tejas' case is unclear and Tejas has sought clarification and rehearing, but intends nevertheless to defend its position aggressively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      The following table sets forth, for the periods indicated, the high and low sales prices of the Common Stock, as reported on the NYSE Composite Tape.

                                     High             Low
--------------------------------------------------------------
PERIOD:
1995
    First Quarter                $  28 55/64     $  24 35/64
    Second Quarter                  33 15/16        26 3/4
    Third Quarter                   35 59/64        30
    Fourth Quarter                  36              30 1/2
1996
    First Quarter                $  35 59/64     $  29 53/64
    Second Quarter                  39              32 43/64
    Third Quarter                   36 7/8          32 1/8
    Fourth Quarter                  47 5/8          35 3/4
--------------------------------------------------------------

      On March 17, 1997, the last reported sales price for the Common Stock, as reported on the NYSE Composite Tape, was $44 7/8 per share. On March 17, 1997, there were 914 stockholders of record of the Common Stock.

      On July 19, 1995, Tejas' Board of Directors authorized a stock dividend of one-tenth of one share of Common Stock for each share of Common Stock outstanding payable to stockholders of record on July 27, 1995. On April 11, 1996, Tejas' Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend, effective May 13, 1996 for stockholders of record as of April 26, 1996. Stock prices used in this Item 5. have been adjusted to give retroactive effect to the 1995 stock dividend and the 1996 three-for-two stock split for periods prior to April, 1996. Such adjusted prices may not reflect prices which may actually have occurred had such transactions been in effect during the periods presented.

      On July 22, 1996, Tejas sold 3,075,000 shares of its Common Stock in an underwritten public offering. Net proceeds to Tejas from the sale of the Common Stock, approximately $103 million, were used to reduce indebtedness under the Transok Credit Facility (see Note 12 of "Notes to Consolidated Financial Statements").

      No cash dividends have been paid on the Common Stock by Tejas since its shares were publicly distributed, and Tejas does not currently intend to pay cash dividends on its Common Stock. Such policy will be reviewed by the Board of Directors of Tejas from time to time in light of, among other things, Tejas' earnings and financial position, capital requirements and limitations imposed by its credit facilities. The terms of Tejas' outstanding 9.96% Cumulative Preferred Stock (the "9.96% Preferred Stock") and 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock") restrict the distributions Tejas may make if there is any arrearage in the dividends thereon. Tejas' credit facilities restrict the distributions it may receive from its subsidiaries, as more fully described in Note 5 of "Notes to Consolidated Financial Statements" and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

ITEM 6. SELECTED FINANCIAL DATA

      Set forth below is certain selected financial information for Tejas. Such information is based upon, and should be read in conjunction with, the Consolidated Financial Statements of Tejas and the notes thereto included elsewhere in this report. The amounts shown below include the operations of TNGC only for the period subsequent to its acquisition on September 15, 1993. Transok's operations are included in the table below only for the period subsequent to its acquisition by Tejas on June 6, 1996 (see "SIGNIFICANT ACQUISITION IN 1996" included in Item 1. herein).

Years Ended December 31,                               1996            1995            1994           1993          1992
----------------------------------------------------------------------------------------------------------------------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues .....................................   $ 2,107,967     $ 1,043,621     $ 1,031,967     $ 790,178     $ 524,471
  Gross profit(1) ..............................       251,130         166,533         158,138       111,980        78,773
  Earnings from operations .....................       107,252          75,721          71,323        51,292        33,930
  Interest expense .............................       (44,106)        (26,130)        (24,670)      (18,053)      (18,534)
  Earnings before income taxes .................        68,888          51,790          48,005        35,980        17,794
  Net earnings .................................        43,472          32,937          30,546        22,069        11,903
  Net earnings applicable to
    common stock ...............................        35,079          24,544          22,153        17,016        11,903
----------------------------------------------------------------------------------------------------------------------------
OTHER DATA:
  Capital expenditures & other(2) ..............        56,410          22,138          63,529        18,586        45,117
  Acquisitions, net of cash acquired ...........       568,500           6,746            --         242,563          --
  Depreciation and amortization ................        45,307          32,324          30,398        23,314        18,938
  Cash flow from operations(3) .................       104,346          67,972          64,735        48,474        33,751
  Cash operating income(4) .....................       160,730         107,887         102,778        76,649        54,049
  Debt to total capitalization .................            63%             46%             58%           57%           64%
----------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA (AT YEAR-END):
  Working capital (deficit) ....................        28,680          40,610          23,040       (21,911)      (13,009)
  Property, plant and equipment, net ...........     1,309,238         614,734         621,528       588,352       347,684
  Total assets(5) ..............................     1,904,548         940,570         843,422       804,175       494,213
  Total debt(6) ................................       849,755         307,075         378,875       339,465       224,965
  Preferred membership units of a subsidiary (6)        50,682          55,000            --            --            --
  Common stockholders' equity(7) ...............       326,460         187,485         162,474       140,050       127,970
  Stockholders' equity .........................       441,460         302,485         277,474       255,050       127,970
----------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:
  Earnings per common share(8) .................   $      1.87     $      1.41     $      1.25     $    0.96     $    0.68
  Average common shares
    outstanding(8) .............................        18,756          17,352          17,738        17,738        17,409
----------------------------------------------------------------------------------------------------------------------------

(1)   Revenues less cost of sales.

(2)   Excludes acquisitions but includes investment in unconsolidated entities.

(3) Net cash flow from operating activities before changes in working capital and after provisions for preferred stock dividends.

(4) Earnings from operations plus depreciation and amortization plus equity in earnings or losses of unconsolidated entities.

(5)   Prior years have been restated to conform to the current presentation (see
      Note 2 in "Notes to Consolidated Financial Statements").

(6)   Includes current maturities.

(7)   Total stockholders' equity less liquidation value of preferred stock.

(8) Earnings per common share and average common shares outstanding have been adjusted to give retroactive effect to a three-for-two stock split implemented in March 1993, a stock dividend of one-tenth of one share of Common Stock on each share of Common Stock outstanding paid to stockholders of record on July 27, 1995, and a three-for-two stock split implemented in April 1996, as if the stock splits and the stock dividend had occurred at the beginning of each period presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is a discussion of Tejas' financial condition, results of operations, capital resources and liquidity. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements of Tejas and the notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this report.

      On June 6, 1996, Tejas acquired pipeline assets and related facilities and leased seven natural gas processing plants as a result of the acquisition of Transok, Inc., as more fully discussed herein under "Capital Resources, Liquidity, and Outlook." The results of operations for the assets acquired or leased (hereafter referred to as the "Transok Operations") are included herein for the period subsequent to June 6, 1996. Earnings per common share have been adjusted to give retroactive effect to a stock dividend of one-tenth of one share of Common Stock on each share of Common Stock outstanding paid to stockholders of record in July 1995 and a three-for-two stock split implemented in April 1996, as if the stock dividend and stock split had occurred at the beginning of each period presented.

RESULTS OF OPERATIONS

                    YEAR ENDED DECEMBER 31, 1996 VERSUS 1995

      Tejas' net earnings increased to $43.5 million during 1996 from $32.9 million during 1995. Net earnings applicable to common stockholders increased $10.6 million to $35.1 million during 1996 compared to $24.5 million in 1995. Net earnings per common share were $1.87 during 1996, an increase of 33% from $1.41 during 1995. As more fully discussed below, Tejas' growth in net earnings for the year ended December 31, 1996 was the result of several factors, the most significant of which was the inclusion of the Transok Operations. Net earnings applicable to common stock and earnings per share results include a provision for dividends on Tejas' 9.96% Preferred Stock and Tejas' 5 1/4% Preferred Stock.

REVENUES

      Revenues increased by $1.1 billion to $2.1 billion during 1996. This increase in revenues resulted primarily from increases in natural gas sales prices and increases in systems sales throughput due to weather-related demands and the inclusion of the Transok Operations. Revenues attributable to the Transok Operations for the period subsequent to June 6, 1996, accounted for approximately 38% of the total increase.

NATURAL GAS SYSTEMS

      Sales, storage, gathering and transportation of natural gas through its owned and/or operated natural gas pipeline systems and storage facilities is Tejas' core business. Volumes related to these systems increased 32% to 4.1 Bcf per day during 1996 from 3.1 Bcf per day in 1995, of which approximately .8 Bcf per day was attributable to the Transok Operations and approximately .2 Bcf was attributable to increased sales from Tejas' pre-existing operations. The increase in systems volumes contributed to a corresponding increase in gross profit (revenue less cost of sales) of $50 million to $206.3 million during 1996 when compared to gross profit of $156.3 million generated in 1995. The majority of the $50 million increase in gross profit was a result of the Transok Operations.

NATURAL GAS PROCESSING/TREATING/OFF-SYSTEM MARKETING

      Gross profit from Tejas' natural gas processing, treating and off-system marketing was $44.8 million during 1996, compared to $10.3 million in 1995. The $34.5 million increase in gross profit from these activities occurred mainly due to the inclusion of the Transok Operations.

ENERGY MARKETING PARTNERSHIP - CORAL ENERGY, L.P.

      In November 1995, Coral, an energy marketing joint venture between Tejas and Shell, began operations. During 1996, Coral's total sales volumes of 4.6 Bcf of natural gas per day contributed approximately $8.4 million to Tejas' pre-tax earnings, which is included in Equity Earnings of Unconsolidated Entities, compared to 1995's two month sales volumes of .6 Bcf of natural gas per day and pre-tax earnings of $.7 million, respectively.

OPERATING EXPENSES/DEPRECIATION/GENERAL AND ADMINISTRATIVE EXPENSES

      Operating expenses, depreciation, and general and administrative expenses increased by $53.1 million during 1996. Of this $53.1 million increase, $48.4 million related to the Transok Operations. The remainder of the increase was attributable to increases in ad valorem taxes, repair and maintenance expense mainly related to the WCLSF and the employee incentive plan which rewards certain of Tejas' employees with bonuses when the company achieves certain annual financial growth targets.

OTHER INCOME (EXPENSE)

      Interest Expense increased by $18 million during 1996. The increase relates to borrowings used to finance the Transok acquisition. Expenses related to minority interests increased $4.5 million as a result of $3.7 million in distributions on preferred membership units of a subsidiary issued in December 1995 and $.8 million of minority interest expense recognized for Transok's majority owned subsidiaries.

INCOME TAXES

      Income tax expense increased by $6.6 million in 1996 over 1995 due primarily to increased pre-tax earnings and state income tax related to the Transok Operations.

                    YEAR ENDED DECEMBER 31, 1995 VERSUS 1994

      Tejas' net earnings increased to $32.9 million for the year ended December 31, 1995, compared to $30.5 million for the year ended December 31, 1994, an 8% increase. Net earnings applicable to common stock for the year ended December 31, 1995, were $24.5 million, up from $22.2 million in 1994. Earnings per common share increased to $1.41 for the 1995 annual period as compared to $1.25 for the 1994 annual period, an increase of 13%. Net earnings applicable to common stock and per share results for 1995 and 1994 are after provisions for $8.4 million in dividends on Tejas' 9.96% Preferred Stock issued in February 1993 and Tejas' 5 1/4% Preferred Stock issued in November 1993.

NATURAL GAS SYSTEMS

      Sales, storage and transportation of natural gas through its owned and/or operated natural gas pipeline systems and gas storage facilities is Tejas' core business. Volumes related to those activities accounted for 97% of total systems throughput and 95%, or $158.3 million, of gross profit during 1995 as compared to 97% of total throughput and 95%, or $150.1 million, of gross profit in 1994. Improved sales volumes, a $4.5 million gain associated with a long-term gas sales contract, and gas purchase and sales activity supported by Tejas' WCLSF were partially offset by lower transportation volumes. (For further discussion of WCLSF, see "Storage Facilities," included in Item 1. herein.) Transportation volumes were impacted by the expiration of two low margin transportation contracts and a reduction in volumes nominated under a third low margin contract. In addition, transportation volumes were negatively impacted by warmer than normal weather in Tejas' market area during the first half of 1995.

      Revenues for Tejas' natural gas systems increased to $1,012.5 million in 1995 as compared to $999.3 million for 1994, an increase of $13.2 million. This increase resulted from increased system sales volumes which were partially offset by lower average sales prices and decreased transport volumes.

NATURAL GAS PROCESSING/OFF-SYSTEM MARKETING

      Natural gas processing and off-system marketing activities contributed approximately 2.4% and 0.3%, respectively, to total 1995 throughput and 4.8% and 0.1%, respectively, to gross profit. Gross profit from these two components of Tejas' operations increased to $8.2 million in 1995 as compared to $8 million in 1994 as a result of lower fuel and shrinkage costs for natural gas processing.

      Revenues for natural gas processing and off-system marketing decreased to $31.1 million in 1995 as compared to $32.6 million in 1994, as a result of decreased throughput and production by suppliers.

OPERATING EXPENSES/DEPRECIATION/GENERAL AND ADMINISTRATIVE EXPENSES

      Operating expenses, depreciation, and general and administrative expenses increased by $4 million during 1995 over 1994. Reduced operating expenses and depreciation as a result of a small, non-strategic system in Louisiana disposed of during the second quarter of 1995, was partially offset by increased ad valorem taxes along with the depreciation on the fixed assets of a small gathering and marketing company acquired in February 1995 and other capital expenditures.

OTHER INCOME (EXPENSE)

      Equity in earnings (loss) of unconsolidated entities decreased by $1.2 million in 1995 over 1994 reflecting Tejas' share of losses in Evangeline Gas Pipeline Company, L.P. ("Evangeline") and decreased earnings of Gulf Coast Natural Gas Company ("GCN"). The decreased earnings from GCN and Tejas' increased share of the losses incurred by Evangeline was partially offset by the two months of earnings of Coral. Earnings in GCN were lower primarily due to lower margins on sales of natural gas volumes. In 1995, Tejas' interests in Evangeline bore 100% of all losses compared to 45% in 1994.

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

CAPITAL RESOURCES, LIQUIDITY AND OUTLOOK

CASH FLOWS FROM OPERATING ACTIVITIES

      For the year ended December 31, 1996, net cash provided by operating activities totaled $95.1 million as compared to $61.3 million for the same period in 1995. This $33.8 million increase in net cash provided by operations is due primarily to a $36.3 million increase in net earnings adjusted for depreciation and amortization and other non-cash items. Excluding net changes in the components of working capital, Tejas' operating activities generated $112.7 million in cash during 1996 as compared to $76.4 million during 1995 mainly due to the addition of the Transok Operations.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used in investing activities totaled $514.4 million. Capital expenditures for 1996 totaled approximately $620.4 million which included $568.5 million for the Transok acquisition, $32.3 million for an expansion project in Oklahoma and $7.8 million to increase the operational capacity of the WCLSF. Cash flows used in acquisitions and capital expenditures were offset by the sale of three non-strategic assets which generated cash proceeds of approximately $110 million.

CASH FLOWS FROM FINANCING ACTIVITIES

      Net cash provided by financing activities totaled $434.7 million which was comprised primarily of proceeds from the July 1996 public offering of common stock and borrowings related to the Transok acquisition. Net proceeds from the common stock offering and the sale of three non-strategic Transok assets were primarily used to reduce the Transok acquisition debt (see "LIQUIDITY" below).

LIQUIDITY

      Tejas' net cash from operating activities increased to $95.1 million at December 31, 1996, a change of $33.8 million from $61.3 million reported at December 31, 1995. This improvement was due mainly to increases in net earnings, depreciation and amortization, and deferred income taxes. Working capital stood at $28.7 million at year-end 1996, compared to $40.6 million at year-end 1995. This $11.9 million decrease in working capital is principally due to increased accrued liabilities associated with the Transok acquisition.

      At December 31, 1996, Tejas' long-term debt with banks totaled $639.6 million, consisting of $443.8 million borrowed under its $480 million revolving credit facilities established for its subsidiaries TAHC and TNGC, and approximately $196 million borrowed under the $275 million Amended Transok Credit Facility. In addition, Tejas has $200 million of long-term debt that was retained by Transok as part of the Transok acquisition, and $8.2 million in notes payable, net of $2 million in current maturities, related to Industrial Development Refunding Revenue Bonds issued by Lewis and Pleasants Counties, West Virginia.

      To finance the cash requirements for the Transok acquisition, Tejas borrowed (i) $178 million under its existing credit facilities and (ii) $387 million, net of a $38 million voluntary prepayment, under the $425 million Transok Credit Facility. The outstanding balance under the Transok Credit Facility was reduced to approximately $196 million by year-end 1996 primarily due to the application of proceeds received by Tejas subsequent to the Transok acquisition from the sale of common stock (see Note 12 of "Notes to Consolidated Financial Statements") and the sale of certain non-strategic assets (see Note 3 of "Notes to Consolidated Financial Statements"). Prior to year-end, the Transok Credit Facility was amended. The principal changes to the credit facility included extending the maturity date from

December 31, 1997 to December 31, 2004, lowering the interest rate margins over LIBOR, subject to a minimum margin for a limited period of time, and setting the commitment amount at $275 million. The Amended Transok Credit Facility bears interest, at Tejas' option, based upon either prime rate or LIBOR. Depending upon Transok's funded debt to capitalization ratio, the margins over LIBOR that Transok must pay vary from a minimum of 0.5% to a maximum of 1.25%. Based upon the December 31, 1996 outstanding balance of approximately $196 million, the Amended Transok Credit Facility had available borrowings of approximately $79 million and bore interest at Tejas' option, of prime or LIBOR plus 1.0%. Under the terms of the Amended Transok Credit Facility, after two years the revolver will, unless extended at the option of the lenders, convert into a six year reducing revolver. Unless extended, commitment reductions of approximately $8.6 million per quarter will begin March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004. Nevertheless, based upon the current terms of the Amended Transok Credit Facility and the outstanding principal balance thereunder at December 31, 1996, no principal payments are required until the year 2001.

      Effective January 12, 1995, Tejas amended its credit facilities to roll-up a majority of the existing bank debt of its three principal operating subsidiaries into a single, $455 million, eight-year, revolving credit facility at a newly formed subsidiary, TAHC. One of the subsidiaries, TNGC, retained a $25 million working capital facility with terms and conditions substantially similar to the rolled-up facility. The two facilities combined provide TAHC and its subsidiaries with $480 million in borrowing capacity. Both the TAHC and TNGC credit facilities (the "Credit Agreements") bear interest at Tejas' option, based on either prime rate or LIBOR. The margins over LIBOR that TAHC and TNGC must pay vary, depending on TAHC's funded debt to capitalization ratio, from a minimum of 0.5% to a maximum of 1.25%. Based upon borrowings at December 31, 1996, of $443.8 million, and after considering restrictions to provide for a $10 million letter of credit and borrowings under its money market credit lines (offset by cash available pursuant to the terms of such money market credit lines), approximately $26.2 million of additional borrowings were available under these amended facilities. Additionally, at year-end, based upon TAHC's funded debt to capitalization ratio test, both the TAHC and TNGC credit facilities bore interest at Tejas' option, of prime or LIBOR plus 0.75%. Under the terms of the Credit Agreements, after two years the revolving credit facilities will convert into six-year reducing revolving credit agreements unless extended at the option of the lenders. During the fourth quarter of 1996 the lenders under the Credit Agreements agreed to extend by one year both the maturity date and the period in which commitment reductions commence. As such, commitment reductions aggregating $15 million per quarter are scheduled to begin March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004. Based upon the current terms of the Credit Agreements and the outstanding principal balances thereunder at December 31, 1996, no principal payments are required until the year 1999.

      The obligations under the Amended Transok Credit Facility are secured by certain intercompany notes, the capital stock of all of Transok's subsidiaries and certain partnership interests held by Transok, and are guaranteed by such subsidiaries. The obligations under the Credit Agreements are secured by the capital stock, partnership interests and various intercompany notes of all material subsidiaries and partnerships of TAHC (excluding the capital stock of Acadian, but including the capital stock and partnership interests of the material operating subsidiaries and partnerships of Acadian) and are guaranteed by such subsidiaries and partnerships. The notes payable related to the Lewis and Pleasants Counties' bonds are secured by bank letters of credit which in turn are secured by mortgages on two natural gas processing plants located in West Virginia. The notes are also subject to certain covenants and require that Tejas' subsidiaries, TAHC and Gulf Energy Gathering & Processing Corporation, maintain certain financial standards. All of Tejas' credit facilities are subject to certain covenants, including the maintenance of certain financial ratios, with which Tejas expects to be able to comply in the ordinary course of business.

      Although TAHC, TNGC and Transok have additional borrowing capacity available under the Credit Agreements and the Amended Transok Credit Facility, the amount of loans, advances and dividends that may be made to Tejas from TAHC, TNGC and Transok under the Credit Agreements and the Amended Transok Credit Facility is subject to certain limitations. At year-end 1996, the permitted amount of such payments was $204.1 million. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations. Tejas' liquidity is ultimately dependent on cash generated by operations, and Tejas believes its earnings from operations will generate sufficient cash to fund expansion projects, make required debt payments and meet anticipated dividend requirements of the 9.96% Preferred Stock and 5 1/4% Preferred Stock in the foreseeable future.

      Tejas has uncommitted money market credit lines which allow Tejas to borrow up to $50 million for periods of up to two months. Any such borrowings are unsecured and may be extended for additional periods if agreed to by the lenders. At December 31, 1996, Tejas had no borrowings outstanding under such lines. Tejas has agreed to maintain funds including, but not limited to, availability under the Credit Agreements and the Amended Transok Credit Facility sufficient to repay borrowings under the money market credit lines.

      On December 29, 1995, a subsidiary of Tejas, Tejas-Magnolia Energy, L.L.C. ("Tejas-Magnolia"), issued preferred equity interests to a third party in return for a capital investment of $55 million. Tejas- Magnolia is required to make preferred distributions to the third party which constitute a return on capital (at an effective fixed after tax cost to Tejas of 4.2%) and return of capital over an eight-year term. Annual distributions (including returns on and of capital) of approximately $8.7 million are payable from 1996 through 2001 and approximately $9.5 million in each of 2002 and 2003, and approximately $2.3 million in 2004. In connection with the issuance of the preferred equity interests in Tejas-Magnolia, another subsidiary of Tejas has contributed a portion of the proceeds from sales under certain long-term natural gas sales contracts to Tejas-Magnolia in exchange for common equity interests in Tejas-Magnolia. This ongoing contribution supports the preferred distribution obligations of Tejas-Magnolia during the eight-year term.

      As part of the Transok acquisition in June 1996 and the acquisition of pipeline and related facilities from Exxon in September 1993, Tejas entered into separate five-year operating leases with third parties for seven natural gas processing plants ("Plant Lease") and a pipeline system ("System Lease"), respectively. Lease payments under the two leases are adjusted quarterly based upon the respective lessor's financing costs. However, Tejas has entered into interest rate derivative agreements in a notional amount of $269.5 million to fully hedge the effects of such adjustments on the required minimum lease payments. The Plant Lease expires June 6, 2001 unless extended by mutual consent of the lessor and lessee for up to two additional two-year periods. The System Lease currently expires on September 14, 1998. Upon expiration of the leases, Tejas, at its option, may either purchase the leased properties or pay a termination fee of $106 million under the Plant Lease and $122.8 million under the System Lease.

      Tejas' WCLSF requires the maintenance of cushion gas in order to sustain anticipated operational requirements. Such cushion gas requirements have been satisfied by a combination of natural gas purchased by Tejas and third party natural gas stored in the facility. At December 31, 1996, Tejas had purchased approximately 10.4 Bcf of cushion gas. In late 1994, Tejas entered into an agreement with a third party whereby the third party agreed to purchase up to 35 Bcf of natural gas at a cost not to exceed $65 million and to store such gas in the WCLSF. Such agreement was scheduled to expire in September 2000, however, as described below, the agreement was recently amended and extended. In order to secure Tejas' ability to purchase the gas from the third party, the agreement provides for the payment by Tejas of a reservation fee to the third party which is adjusted quarterly based upon the third party's financing costs. On certain option dates, Tejas may elect to purchase specified volumes of the third party's natural gas based upon market prices. Should Tejas decline to purchase the natural gas, the third party may instruct Tejas to sell such volumes on the third party's behalf. In such case, it will be necessary for Tejas to obtain cushion gas through other means in order to meet the anticipated operational requirements of the WCLSF. At December 31, 1996, the third party had 18.5 Bcf of natural gas in storage at the WCLSF, which such party purchased for $33.1 million. Based upon the volumes and rates in effect, Tejas paid a reservation fee of approximately $1.1 million to the third party during 1996. Tejas owns, as a result of the Transok acquisition, the 26 Bcf capacity Greasy Creek Storage Facility in Oklahoma. The Greasy Creek Storage Facility requires the maintenance of cushion gas in order to sustain operational requirements. Such gas is currently purchased from various suppliers.

      Effective January 16, 1997, the third party agreement described above was amended and extended. The principal modifications to the agreement included the extension of the contract expiration date to December 31, 2002 and, at Tejas' option, an increase in the maximum volume of natural gas that may be stored in Tejas' facilities, including the Greasy Creek Storage Facility, to 70 Bcf.

RISK MANAGEMENT ACTIVITIES

      In order to hedge the interest rate risks associated with Tejas' financing activities (including operating lease obligations), Tejas frequently enters into interest rate derivative agreements with financial institutions. While the interest rate derivatives eliminate the risks associated with increases in the floating interest rates of Tejas' obligations, the derivatives also eliminate the opportunities associated with reductions in such floating interest rates. Payments received or made by Tejas under such interest rate derivatives are recorded as reductions to or increases in interest expense or rent expense, as applicable, over the life of the interest rate derivative instrument. As of December 31, 1996, Tejas had a total notional amount of $700 million of interest rate derivatives for hedging purposes with a maximum weighted average fixed rate of 6.2% excluding Tejas' average borrowing cost over LIBOR. The weighted average life of the interest rate derivative hedging transactions is approximately 4.9 years.

      Tejas uses derivative financial instruments (primarily futures, swaps and other contracts) as an extension of its commercial natural gas purchases and sales and to hedge price exposure, including location and pricing basis, of its storage and exchange gas inventories, commitments, and certain anticipated transactions. While the derivative financial instruments are intended to reduce the risks associated with unfavorable changes in such prices, the derivative financial instruments also reduce the opportunities associated with favorable changes in market prices. Any increases or decreases in the market value of such derivative transactions are deferred and accounted for as part of the transactions or activities being hedged. Tejas' interest rate and other derivative agreements are with established exchanges, energy companies, and major financial institutions, and Tejas believes that its counterparties will be able to satisfy their contractual obligations. Coral engages in similar derivatives transactions for its own account. Transok has historically entered into anticipatory hedges for gas storage and gas processing. The methodology used could result in Transok's having open positions in anticipation of future requirements. See Notes 5 and 7 of "Notes to Consolidated Financial Statements" for additional information with respect to Tejas' derivative transactions.

GROWTH STRATEGY

      In the normal course of business, Tejas regularly reviews opportunities for the possible acquisition of additional natural gas pipelines and companies that own natural gas pipelines. When potential acquisition opportunities are deemed to be consistent with Tejas' growth strategy, bids or offers in amounts and with terms acceptable to Tejas may be submitted. It is uncertain whether any such bids or offers which may be submitted by Tejas would be acceptable to the sellers of such acquisition targets. In the event of a future significant acquisition, Tejas will likely require additional financing in connection therewith.

OUTLOOK

      Tejas' 1996 results of operations were favorable when compared to 1995. Tejas believes there are more opportunities available for future growth and continued expansion of operations. The Transok acquisition provided Tejas with the opportunity to increase the sale of natural gas to certain new markets in Oklahoma and to increase the flow of natural gas, within the state, West to East. Proposed rules and regulations in Oklahoma may open significant additional industrial end-user and city gate markets to competition. These proposals, if passed or adopted, would present Transok with opportunities to compete for supply arrangements with customers not previously available to Transok. At the same time, these proposals and competitive bidding procedures that are being implemented by electric utilities expose Transok to the risk that other pipeline and marketing companies will seek to compete for Transok's existing supply and transportation arrangements with utilities, such as Public Service Company of Oklahoma ("PSO"). Although Transok presently transports substantially all of the natural gas requirements for PSO's gas-fired power stations in Oklahoma, competitors will begin transportation of natural gas for PSO in 1998. While no prediction can be made as to the continuation of the favorable impact of Coral on Tejas' prospects, Tejas believes that over the next several years Coral should be in a position to take advantage of the unutilized capacity in Tejas' major long-distance transmission lines. In addition, the large number of interconnects between Tejas' pipelines and other intrastate and interstate pipelines have the potential to become important supply points for Coral. The capital invested by Tejas at the WCLSF since September 1993 has increased the availability of natural gas and the operational flexibility of the WCLSF. This flexibility permits Tejas to sell approximately 25 Bcf of additional natural gas volumes annually out of this storage facility and to provide additional daily storage injection and withdrawal capabilities to accommodate the seasonal needs of customers. Further development of the WCLSF is possible and Tejas will continue to monitor and review the economic benefit of such development. There can be no assurance that market conditions, including the average cost of natural gas held in storage, will always be conducive to maintaining the current level of profitability. Tejas has historically shown the ability to adapt to changing operational requirements and capitalize on new market opportunities. Although the foregoing factors present Tejas with opportunities to grow and expand, there can be no assurance that such factors will result in future growth and expansion of Tejas' operations, revenues or earnings.

      In the last quarter of 1996, Tejas completed sales of three non-strategic assets: a transmission and gathering system located in North Louisiana, a processing plant and its related gathering system in North Central Oklahoma and an interest in a partnership which owned and operated oil and gas wells in West Oklahoma. The majority of the proceeds from these transactions were used to reduce the commitment level and repay indebtedness under the Transok Credit Facility. Tejas has refinanced the borrowings under the Transok Credit Facility (which was to mature on December 31, 1997) with interest rates and payment terms favorable to Tejas (when compared to the terms of the original Transok Credit Facility). Because of the many opportunities Tejas believes are available for future growth and continued expansion of operations, Tejas anticipates using substantially all of its available cash in 1997 and 1998 for capital expenditures and acquisitions. To enhance throughput on Transok's pipeline system, Tejas began construction of a 24-inch pipeline project, which includes eight additional compressors. Capital expenditures for 1997, including the Transok expansion project, are anticipated to be approximately $180 million, of which Tejas has committed contractual obligations of approximately $50 million. Actual capital expenditures may vary from budgeted amounts due to many factors.

      The statements included in this Report on Form 10-K regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements and Tejas' results are subject to numerous risks, uncertainties and assumptions, including but not limited to, changes in general economic conditions in the United States, changes in laws and regulations to which Tejas is subject, the cost and effects of legal and administrative claims and proceedings against Tejas or its subsidiaries or which may be brought against Tejas or its subsidiaries, conditions in the capital markets utilized by Tejas to access capital to finance operations, Tejas' ability to develop expanded markets and product offerings as well as maintain existing markets, energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand and weather conditions, among other things, and other risks and uncertainties described in this Report on Form 10-K and in Tejas' other filings with the Securities and Exchange Commission. Further, natural gas prices, which directly impact transportation and gathering and processing throughput and operating profits, may fluctuate in unpredictable ways. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

      Tejas management knows of no trends or uncertainties that will impair Tejas' ability to comply with its debt covenants or pay the dividends on the 9.96% Preferred Stock and 5 1/4% Preferred Stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              TEJAS GAS CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                          Page
                                                                          ----

Independent Auditors' Report.............................................  30

CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Balance Sheets, December 31, 1996 and 1995...............  31

   Consolidated Statements of Earnings for the Years Ended
     December 31, 1996, 1995 and 1994....................................  32

   Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 1996, 1995 and 1994........................  33

   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1996, 1995 and 1994........................  34

   Notes to Consolidated Financial Statements............................  35

FINANCIAL STATEMENT SCHEDULE

   I - Condensed Financial Information of Registrant.....................  67

 All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
      Tejas Gas Corporation:

      We have audited the accompanying consolidated balance sheets of Tejas Gas Corporation and its subsidiaries ("Tejas") as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and the financial statement schedule are the responsibility of Tejas' management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tejas as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 12, 1997

                             TEJAS GAS CORPORATION

                          CONSOLIDATED BALANCE SHEETS


December 31,                                                  1996       1995
--------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ...........................   $   45,247   $ 29,935
   Accounts receivable .................................      384,652    181,704
   Exchange gas receivable .............................       10,792     10,004
   Storage gas inventory ...............................       45,389     38,733
   Prepaids and other current assets ...................       29,154      9,124
   Deferred income tax assets...........................        2,097      2,024
--------------------------------------------------------------------------------
     Total current assets ..............................      517,331    271,524
--------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT - AT COST ................    1,526,499    793,376
--------------------------------------------------------------------------------
   Less accumulated depreciation .......................      217,261    178,642
--------------------------------------------------------------------------------
     Property, plant and equipment, net ................    1,309,238    614,734
--------------------------------------------------------------------------------
GOODWILL, NET ..........................................        9,811     10,278
--------------------------------------------------------------------------------
INVESTMENTS IN UNCONSOLIDATED ENTITIES .................       48,548     31,927
--------------------------------------------------------------------------------
OTHER ASSETS ...........................................       19,620     12,107
--------------------------------------------------------------------------------
     TOTAL .............................................   $1,904,548   $940,570
================================================================================
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Gas purchases payable ...............................   $  363,748   $178,986
   Exchange gas payable ................................        9,237      9,825
   Accounts payable ....................................       26,124      9,508
   Accrued liabilities .................................       82,160     25,397
   Income taxes payable ................................         --        1,881
   Current maturities of long-term obligations .........        7,382      5,317
--------------------------------------------------------------------------------
     Total current liabilities .........................      488,651    230,914
--------------------------------------------------------------------------------
LONG-TERM DEBT .........................................      847,755    306,075
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES ..................................       72,072     50,413
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES ..........................         --         --
--------------------------------------------------------------------------------
MINORITY INTERESTS .....................................       54,610     50,683
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $1 par value; 6,000,000 shares authorized;
     200,000 shares of 9.96% Cumulative Preferred
        Stock issued and outstanding in 1996 and
        1995; $250 liquidation preference per share ....          200        200
     260,000 shares of 5 1/4% Convertible Preferred
        Stock issued and outstanding in 1996 and
        1995; $250 liquidation preference per share ....          260        260
   Common Stock, $.25 par value; 30,000,000 shares
     authorized; 20,551,051 and 11,603,263 shares
     issued and outstanding in 1996 and 1995,
     respectively ......................................        5,138      2,901
   Capital surplus .....................................      294,599    191,490
   Retained earnings ...................................      141,263    107,634
--------------------------------------------------------------------------------
     Total stockholders' equity ........................      441,460    302,485
--------------------------------------------------------------------------------
     TOTAL .............................................   $1,904,548   $940,570
================================================================================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             TEJAS GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

Years Ended December 31,                       1996          1995          1994
-----------------------------------------------------------------------------------
                                           (in thousands, except per share amounts)
REVENUES ..............................   $ 2,107,967    $ 1,043,621    $ 1,031,967
-----------------------------------------------------------------------------------
COSTS AND EXPENSES:
    Cost of sales .....................     1,856,837        877,088        873,829
    Operating expenses ................        60,747         38,081         36,153
    Depreciation and amortization .....        45,307         32,324         30,398
    General and administrative ........        37,824         20,407         20,264
-----------------------------------------------------------------------------------
       Total ..........................     2,000,715        967,900        960,644
-----------------------------------------------------------------------------------
EARNINGS FROM OPERATIONS ..............       107,252         75,721         71,323
-----------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
    Equity in earnings (loss) of
    unconsolidated
       entities .......................         8,171           (158)         1,057
    Interest income ...................         1,322            448            247
    Interest expense ..................       (44,106)       (26,130)       (24,670)
    Minority interest .................        (4,477)           (37)          --
    Other, net ........................           726          1,946             48
-----------------------------------------------------------------------------------
       Total ..........................       (38,364)       (23,931)       (23,318)
-----------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES ..........        68,888         51,790         48,005
-----------------------------------------------------------------------------------
INCOME TAXES:
    Current ...........................         3,830          9,656          9,354
    Deferred ..........................        21,586          9,197          8,105
-----------------------------------------------------------------------------------
       Total ..........................        25,416         18,853         17,459
-----------------------------------------------------------------------------------
NET EARNINGS ..........................        43,472         32,937         30,546
-----------------------------------------------------------------------------------
PREFERRED STOCK DIVIDEND REQUIREMENTS .         8,393          8,393          8,393
-----------------------------------------------------------------------------------
NET EARNINGS APPLICABLE TO COMMON
STOCK .................................   $    35,079    $    24,544    $    22,153
-----------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING ................        18,756         17,352         17,738
===================================================================================
EARNINGS PER COMMON SHARE .............   $      1.87    $      1.41    $      1.25
===================================================================================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             TEJAS GAS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31,                                   1996                           1995                        1994
------------------------------------------------------------------------------------------------------------------------------------
                                                   Shares         Amount          Shares        Amount        Shares        Amount
------------------------------------------------------------------------------------------------------------------------------------
                                                (IN THOUSANDS, EXCEPT SHARES)
PREFERRED STOCK:
PAR VALUE, $1 PER SHARE:
AUTHORIZED, 6,000,000 SHARES:
    9.96% Cumulative
      Beginning balance ....................        200,000     $     200         200,000     $     200        200,000    $     200
------------------------------------------------------------------------------------------------------------------------------------
      ENDING BALANCE .......................        200,000     $     200         200,000     $     200        200,000    $     200
====================================================================================================================================
    5 1/4% Convertible
      Beginning balance ....................        260,000     $     260         260,000     $     260        260,000    $     260
------------------------------------------------------------------------------------------------------------------------------------
      ENDING BALANCE .......................        260,000     $     260         260,000     $     260        260,000    $     260
====================================================================================================================================
COMMON STOCK:
PAR VALUE, $0.25 PER SHARE:
AUTHORIZED, 30,000,000 SHARES:
    Beginning balance ......................     11,603,263     $   2,901      10,508,729     $   2,627     10,350,544    $   2,588
    10% Stock dividend .....................           --            --         1,053,330           263           --           --
    Three-for-two stock split ..............      5,801,769         1,450            --            --             --           --
    Purchase of fractional shares ..........           (269)         --              (422)         --             --           --
    Issuance of additional stock ...........      3,075,000           770            --            --             --           --
    Exercise of stock options, net .........         69,256            17          27,970             7        158,185           39
    Other ..................................          2,032          --            13,656             4           --           --
------------------------------------------------------------------------------------------------------------------------------------
      ENDING BALANCE .......................     20,551,051     $   5,138      11,603,263     $   2,901     10,508,729    $   2,627
====================================================================================================================================
CAPITAL SURPLUS:
    Beginning balance ......................           --       $ 191,490            --       $ 138,499           --      $ 138,267
    10% Stock dividend .....................           --            --              --          52,535           --           --
    Purchase of fractional shares ..........           --              (9)           --             (19)          --           --
    Exercise of stock options, net .........           --           1,118            --             (11)          --            253
    Common shares issued ...................           --         102,000            --            --             --           --
    Other ..................................           --            --              --             486           --            (21)
------------------------------------------------------------------------------------------------------------------------------------
      ENDING BALANCE .......................           --       $ 294,599            --       $ 191,490           --      $ 138,499
====================================================================================================================================
RETAINED EARNINGS:
    Beginning balance ......................           --       $ 107,634            --       $ 135,888           --      $ 113,735
    10% Stock dividend .....................           --            --              --         (52,798)          --           --
    Three-for-two stock split ..............           --          (1,450)           --            --             --           --
    Net earnings ...........................           --          43,472            --          32,937           --         30,546
    Preferred dividend requirements ........           --          (8,393)           --          (8,393)          --         (8,393)
------------------------------------------------------------------------------------------------------------------------------------
      ENDING BALANCE .......................           --       $ 141,263            --       $ 107,634           --      $ 135,888
====================================================================================================================================
TOTAL ......................................           --       $ 441,460            --       $ 302,485           --      $ 277,474
====================================================================================================================================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                      1996        1995        1994
---------------------------------------------------------------------------------------------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings .......................................   $  43,472    $ 32,937    $ 30,546
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
           Depreciation and amortization ...............      45,307      32,324      30,398
           Amortization of deferred loan costs .........       2,466         928       1,360
           Deferred income taxes .......................      21,586       9,197       8,105
           Equity in (earnings) loss of unconsolidated
                entities ...............................      (8,171)        158      (1,057)
           Distributions from unconsolidated entities ..       8,223       1,467       2,673
           Other, net ..................................        (144)       (646)      1,103
---------------------------------------------------------------------------------------------
                                                             112,739      76,365      73,128
    Net increase in working capital, net of
       effects from acquisitions .......................     (17,666)    (15,028)    (44,656)
---------------------------------------------------------------------------------------------
    Net cash provided by operating activities ..........      95,073      61,337      28,472
---------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ...............................     (51,882)    (19,101)    (63,225)
    Other acquisitions, net of cash acquired ...........    (568,500)     (6,746)       --
    Investments in unconsolidated entities .............      (4,528)     (3,037)       (304)
    Proceeds from sale of assets and investments .......     110,495       4,260        --
    Other, net .........................................         (17)       (596)       (605)
---------------------------------------------------------------------------------------------
    Net cash used in investing activities ..............    (514,432)    (25,220)    (64,134)
---------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (repayments) under line-of-credit
       agreements ......................................     (11,000)    (19,700)     26,700
    Exercise of stock options, net .....................       1,135         106         656
    Proceeds from issuance of long-term debt ...........     665,900      22,000      74,900
    Retirement of long-term debt .......................    (312,220)    (74,100)    (62,190)
    Debt amendment costs incurred ......................        --        (1,493)       --
    Issuance of common stock, net of expenses ..........     102,770        --          --
    Preferred stock dividends ..........................      (8,393)     (8,393)     (8,326)
    Proceeds from sale of preferred membership units
       of a subsidiary .................................        --        55,000        --
    Net (distribution)/contribution to minority interest
       holders .........................................      (3,513)       --          --
    Other, net .........................................          (8)        (20)        (21)
---------------------------------------------------------------------------------------------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      434,671     (26,600)     31,719
---------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS .....................................      15,312       9,517      (3,943)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......      29,935      20,418      24,361
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............   $  45,247    $ 29,935    $ 20,418
=============================================================================================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  ORGANIZATION

      Tejas Gas Corporation ("Tejas") was organized in 1988 by Hamilton Oil Corporation ("HOC") for the purpose of holding the capital stock of Tejas Gas Corp. ("Tejas Gas"). Tejas Gas was incorporated in 1967 and had been an indirect wholly owned subsidiary of HOC since 1979. On December 27, 1988, Tejas' stock was distributed to the stockholders of HOC in the form of a spin-off and Tejas became an independent, publicly traded company. Unless the context indicates otherwise, the term "Tejas" includes Tejas Gas Corporation and its subsidiaries.

      Tejas is a major intrastate natural gas pipeline company engaged in the business of purchasing, gathering, processing, treating, storing, transporting and marketing natural gas. Tejas' operations are situated primarily in the major gas producing areas in Oklahoma, South Texas, East Texas and the Texas and Louisiana Gulf Coast regions, with additional facilities located in West Virginia. Tejas is a holding company that conducts operations through four principal second tier subsidiaries, Tejas Gas, Acadian Gas Corporation ("Acadian"), Tejas Natural Gas Company ("TNGC") and, since June 1996, Transok, Inc. ("Transok"). Tejas-Acadian Holding Company ("TAHC"), a wholly owned first tier subsidiary of Tejas, was organized in December 1994 and owns the capital stock of each of Tejas Gas, Acadian and TNGC. Tejas Transok Holding Company ("TTHC"), a wholly owned first tier subsidiary of Tejas, was organized in May 1996 and owns the capital stock of Transok (see "ACQUISITION" as described in Note 3). Tejas Coral Holding Company ("TCHC"), formerly Tejas Alliance Holding Company, a wholly owned first tier subsidiary of Tejas, was organized in July 1995 to hold an interest in Coral Energy, L.P. ("Coral", formerly Coral Energy Resources, L.P.) an energy marketing joint venture with Shell Oil Company ("Shell").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of Tejas and its majority and wholly owned subsidiaries. Investments in companies in which Tejas' ownership interest ranges from 20 to 50 percent and Tejas exercises influence over operating and financial policies are accounted for using the equity method. Other investments are accounted for using the cost method. All significant intercompany balances and transactions have been eliminated in consolidation. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that effect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates.

      Certain amounts in the consolidated financial statements for periods prior to 1996 have been reclassified to conform to the current presentation.

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

                              TEJAS GAS CORPORATION

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

      Depreciation of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

           ----------------------------------------------------------
            Buildings ..............................   25 years
            Natural gas systems, storage facilities,
               processing plants and treating plants   10 - 46 years
            Other equipment ........................   4 - 15 years
           ----------------------------------------------------------

      Effective July 1, 1996, Tejas reevaluated the estimated useful lives of its operating assets to better reflect the economic lives for which these assets will remain in service. The effect of the change in lives, the majority of which occurred as a result of an increase in the lives for natural gas transmission lines, resulted in an increase in net income available to common stockholders of approximately $1.1 million or $.06 per share for the year ended December 31, 1996.

      On January 1, 1996, Tejas implemented Statement of Financial Accounting Standards ("SFAS") No. 121 ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. The implementation of SFAS No. 121 had no impact on Tejas' financial statements.

      CAPITALIZED INTEREST - Interest on funds used to finance construction of assets is capitalized and amortized over the productive lives of the related assets. All other interest is charged to expense as incurred. During 1996 and 1994 Tejas capitalized interest of $1.1 million and $.4 million respectively. No interest was capitalized in 1995.

      GOODWILL - The excess of the acquisition costs over the fair value of purchased assets, arising from the acquisition of Tejas Gas by HOC in 1978, is recorded as goodwill and is being amortized $467,000 annually on a straight-line basis over 40 years. At December 31, 1996 and 1995, the accumulated amortization of goodwill was $8.9 million and $8.4 million, respectively. Tejas periodically reviews the carrying value of goodwill in relation to the current and expected operating results of Tejas Gas in order to assess whether there has been a permanent impairment of goodwill.

                              TEJAS GAS CORPORATION

      MINORITY INTERESTS - Minority interests consist of preferred membership units of a subsidiary of $45.3 million (see Note 10) and minority interests of $9.3 million in Tejas' majority owned subsidiaries.

      REVENUES - Customers are invoiced and the related revenue is recorded as natural gas deliveries are made.

      INCOME TAXES - Tejas accounts for income taxes in accordance with SFAS No.
109. Deferred income taxes are recorded for the effects of temporary differences between financial and taxable income.

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

      Earnings per common and common equivalent share amounts and average shares entering into such computation for 1996 and prior periods have been restated to reflect the three-for-two stock split of Tejas' common stock effected in the form of a stock dividend authorized in March 1993, the stock dividend of one-tenth of one share of Common Stock for each share of Common Stock outstanding authorized in July 1995 and the three-for-two stock split of common stock effected in the form of a stock dividend authorized in April 1996.

      STOCK BASED COMPENSATION - In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 ACCOUNTING FOR STOCK BASED COMPENSATION. SFAS No. 123 defines a fair value method of accounting for employee stock options and similar equity instruments. This statement is effective for fiscal years beginning after December 15, 1995. As allowed by SFAS No. 123, Tejas will continue to measure compensation cost for its plans using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES with a pro forma disclosure of any difference between compensation cost determined by using the intrinsic value method and the related cost measured by using the fair value method (see Note 12).

3.  ACQUISITION

TRANSOK, INC.

      On June 6, 1996, Tejas, through its recently formed wholly owned subsidiary, TTHC, acquired Transok (the "Transok acquisition") from Central and South West Corporation ("CSW"). Immediately prior to the acquisition, CSW sold seven natural gas processing plants (the "Transok Plants") to an unrelated third party lessor (the "Lessor"), which in turn leased these facilities (the "Lease") to a subsidiary of Tejas (the "Lessee").

      Transok operates intrastate natural gas pipeline systems in Texas, Oklahoma, and Louisiana and is one of the largest processors of natural gas in Oklahoma. At the time of the acquisition, Transok's operations included: (i) approximately 7,000 miles of gathering and transmission pipelines in Texas, Oklahoma and Louisiana with 2.3 billion cubic feet ("Bcf") of natural gas per day of pipeline capacity; (ii) eight natural gas processing plants, of which seven are being leased to a subsidiary of Tejas, with total

                              TEJAS GAS CORPORATION
processing capacity of 564 million cubic feet ("MMcf") per day of natural gas;
(iii) a 26 Bcf capacity natural gas reservoir storage facility with 300 MMcf per day of withdrawal and 200 MMcf per day of injection capacity; and (iv) 1.4 trillion cubic feet of connected third-party natural gas reserves. As described below, Tejas subsequently sold approximately 2,100 miles of gathering and transmission lines and a processing plant acquired in the Transok acquisition.

      The total purchase price received by CSW at closing was $690 million in cash, of which $565 million was paid by Tejas and $125 million was paid by the Lessor to acquire the Transok Plants. In addition, as part of the transaction, Transok retained $200 million of long-term debt. To finance the cash requirements for the Transok acquisition, Tejas borrowed (i) $178 million under its existing credit facilities and (ii) $387 million, net of a $38 million voluntary prepayment, under a new $425 million credit agreement (the "Transok Credit Facility") (see Note 5).

      In connection with the acquisition of Transok, CSW sold seven natural gas processing plants to the Lessor for $125 million. Tejas, through a wholly owned subsidiary, leased the Transok Plants from the Lessor for a five-year term with lease payments adjusted quarterly based upon the Lessor's financing costs. Tejas has entered into interest rate derivative agreements in a notional amount of $125 million to hedge the effects of such adjustments on the required minimum lease payments. In addition, under the Lease, the Lessee has the option to extend the term of the Lease for up to two additional two year periods, subject to approval by the Lessor, and to purchase all of the Transok Plants at any time for $125 million. If by the end of the Lease term, the Lessee has not exercised its option to purchase the Transok Plants, it is obligated to pay the Lessor a termination fee of approximately $106 million. However, the Lease contains a provision that reduces the termination fee to the extent the proceeds from the Lessor's subsequent sale of the Transok Plants exceed $19 million. The Lease also provides the Lessee the option to purchase, at any time during the Lease term, one or more of the Transok Plants for an aggregate amount not exceeding $31 million, with corresponding reductions to the $106 million termination fee and the $19 million threshold amount.

      The acquisition of Transok was accounted for as a purchase and the purchase price was allocated to the acquired assets and liabilities based upon the estimated fair value of such assets and liabilities as of June 6, 1996. The Lease is for a five-year term and is accounted for as an operating lease. The allocation of the purchase price is preliminary, as valuation and other studies have not been finalized. It is not expected that the final allocation of the purchase price will produce materially different results from those presented herein. The results of operations for the assets acquired or leased as a result of the Transok acquisition are included in the accompanying financial statements for the period subsequent to June 6, 1996.

      During the last quarter of 1996, Tejas completed the sales of three non-strategic assets: a transmission and gathering system located in Northern Louisiana, a processing plant and its related gathering system in North Central Oklahoma and an interest in a partnership which owned and operated oil and natural gas wells in Western Oklahoma. These transactions, none of which resulted in a gain or loss, generated cash proceeds of approximately $110 million, most of which was used to reduce the commitment level and repay indebtedness under the Transok Credit Facility.

      The unaudited pro forma condensed statements of earnings which follow represent consolidated results of operations as if the Transok acquisition had been consummated at the beginning of each year presented. Pro forma adjustments have been made to the historical amounts for the entities and operations

                             TEJAS GAS CORPORATION
acquired for operating expenses, depreciation and amortization, general and administrative expenses, interest expense and related tax effects. Such amounts do not include the pro forma effects of the issuance of common stock (see Note
12), which were integral to Tejas' financial condition prior to and after the Transok acquisition.

Years Ended December 31,                                 1996               1995
--------------------------------------------------------------------------------
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)
Revenues .................................         $2,480,441         $1,759,339
Net earnings .............................         $   48,387         $   37,725
Earnings per common share ................         $     1.95         $     1.44
--------------------------------------------------------------------------------

      The pro forma results do not purport to be indicative of the results of operations that would actually have been obtained if the acquisition had occurred at the beginning of each year presented.

4.  PROPERTY, PLANT AND EQUIPMENT

      A summary of property, plant and equipment is as follows:

December 31,                                               1996           1995
--------------------------------------------------------------------------------
                                                             (IN THOUSANDS)

Buildings and land ...............................      $   10,069      $  4,505
Natural gas systems, storage facilities,
    processing plants and treating plants ........       1,477,677       776,719
Other equipment ..................................          38,753        12,152
--------------------------------------------------------------------------------
Total ............................................      $1,526,499      $793,376
================================================================================

5.  LONG-TERM DEBT

      Long-term debt consisted of the following:

December 31,                                             1996             1995
--------------------------------------------------------------------------------
                                                            (IN THOUSANDS)

Revolving credit agreements ..................         $639,580         $284,900
Medium term notes ............................          200,000             --
Industrial development bonds .................           10,175           11,175
Money market lines of credit .................             --             11,000
--------------------------------------------------------------------------------
                                                        849,755          307,075
Less current installments ....................            2,000            1,000
--------------------------------------------------------------------------------
    Total long-term debt .....................         $847,755         $306,075
================================================================================

                             TEJAS GAS CORPORATION

TAHC AND TNGC FACILITIES

      Effective January 12, 1995, Tejas amended its credit facilities to roll-up a majority of the existing bank debt of its three principal operating subsidiaries into a single, $455 million, eight-year, revolving credit facility at a newly formed subsidiary, TAHC. One of the subsidiaries, TNGC, retained a $25 million working capital facility with terms and conditions substantially similar to the rolled-up facility. The two facilities combined (the "Credit Agreements") provide TAHC and its subsidiaries with $480 million in borrowing capacity. The Credit Agreements bear interest at Tejas' option, based on either the prime rate or LIBOR. The margins over LIBOR that TAHC and TNGC must pay vary, depending on TAHC's funded debt to capitalization ratio, from a minimum of 0.5% to a maximum of 1.25%. Based on borrowings at December 31, 1996, of $443.8 million, and after considering restrictions to provide for a $10 million letter of credit and borrowings under its money market credit lines (offset by cash available pursuant to the terms of such money market credit lines), approximately $26.2 million of additional borrowings were available under these amended facilities. Additionally, at year-end, based upon TAHC's funded debt to capitalization ratio, the Credit Agreements bore interest, at Tejas' option, of prime or LIBOR plus 0.75%. Under the terms of the Credit Agreements, after two years, the revolving credit facilities will convert into six-year reducing revolvers unless extended at the option of the lenders. During the fourth quarter of 1996 the lenders under the Credit Agreements agreed to extend by one year both the maturity date and the period in which commitment reductions commence. As such, commitment reductions of $15 million per quarter are scheduled to begin March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004. Based upon the current terms of the Credit Agreements and the outstanding principal balances thereunder at December 31, 1996, no principal payments are required until the year 1999.

TRANSOK FACILITY

      In connection with the Transok acquisition, Tejas initially borrowed $387 million, net of a voluntary prepayment, under the Transok Credit Facility and assumed $200 million of Transok medium term notes ("MTN's"). Additional funds of $178 million were borrowed under the TAHC Credit Facility (see "TAHC and TNGC Facilities" above). The outstanding balance under the Transok Credit Facility was reduced to approximately $196 million by year-end 1996 primarily due to the application of proceeds received by Tejas subsequent to the Transok acquisition from the sale of common stock and the sale of certain non-strategic assets. During the fourth quarter of 1996, the Transok Credit Facility was amended (the "Amended Transok Credit Facility"). The principal changes included extending the maturity date from December 31, 1997 to December 31, 2004, lowering the interest rate margins over LIBOR, subject to a minimum margin for a limited period of time, and setting the commitment amount at $275 million. The Amended Transok Credit Facility bears interest, at Tejas' option, based upon either the prime rate or LIBOR. Depending upon Transok's funded debt to capitalization ratio, the margins over LIBOR that Transok must pay vary from a minimum of 0.5% to a maximum of 1.25%. Based upon the December 31, 1996 outstanding balance of approximately $196 million, the Amended Transok Credit Facility had available borrowings of approximately $79 million and bore interest rates, at Tejas' option, of prime or LIBOR plus 1.0%. Under the terms of the Amended Transok Credit Facility, after two years, the revolver will, unless extended at the option of the lenders, convert into a six year reducing revolver. Commitment reductions of approximately $8.6 million per quarter are currently scheduled to begin March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004. Nevertheless, based upon the current terms of the Amended Transok Credit Facility and the outstanding principal balance thereunder at December 31, 1996, no principal payments are required until the year 2001.

                             TEJAS GAS CORPORATION

MEDIUM TERM NOTES

      In connection with the Transok acquisition, Tejas assumed $200 million in MTN's. The MTN's bear interest at fixed rates which, on a weighted average basis, currently approximates 7.7%. The maturity dates of the MTN's vary with the longest dated MTN's due to mature in 2023 with interest rates ranging from 6.60% to 8.96%.

      The MTN's are secured by certain intercompany notes, by the capital stock of all of Transok's subsidiaries and certain partnership interests held by Transok, and are guaranteed by such subsidiaries.

INDUSTRIAL DEVELOPMENT BONDS

      In 1990, a Tejas subsidiary issued two notes in the aggregate amount of approximately $11.2 million related to the issuance of Industrial Development Refunding Revenue Bonds ("IDRRBs") by Lewis and Pleasants Counties, West Virginia, and called for redemption of previously outstanding notes and related Industrial Development Revenue Bonds ("IDRBs") of those counties in the aggregate amount of approximately $11.2 million. As of December 31, 1996 approximately $10.2 million of notes and IDRRBs were outstanding with a weighted average interest rate of 8.7%, including bank fees. Such notes require annual principal payments of $2 million in each of the years 1997 through 2000, $1.6 million in 2001 and $.6 million in 2002. The notes are secured by bank letters of credit which in turn are secured by mortgages on two natural gas processing plants located in West Virginia. The notes are also subject to certain covenants and require that Tejas' subsidiaries, TAHC and Gulf Energy Gathering & Processing Corporation, maintain certain financial standards.

MONEY MARKET CREDIT LINES

      Tejas has uncommitted money market credit lines which allow Tejas to borrow up to $50 million for periods of up to two months. Any such borrowings are unsecured and may be extended for additional periods if agreed to by the lenders. At December 31, 1996, Tejas had no outstanding borrowings under the money market credit lines. Tejas has agreed to maintain funds, including, but not limited to, availability under the Credit Agreements and the Amended Transok Credit Facility, sufficient to repay borrowings under the money market credit lines and accordingly, any outstanding balances are classified as long-term debt.

                             TEJAS GAS CORPORATION

      Cash payments for interest in 1996, 1995 and 1994, net of amounts capitalized, were $40.5 million, $25.1 million and $22.7 million, respectively. Scheduled maturities of long-term debt at December 31, 1996 are as follows:

                                                   Amount
                         Year                     Maturing
                    ------------------------------------------
                                               (IN THOUSANDS)
                     1997                         $  2,000
                     1998                            2,000
                     1999                           58,800
                     2000                           62,000
                     2001                           85,465
                     Thereafter                    639,490
                    ==========================================
                         Total                    $849,755
                    ==========================================

INTEREST RATE DERIVATIVES

      Tejas has entered into various interest rate derivative agreements as a means of hedging interest exposure on its floating rate debt and operating lease obligations. At December 31, 1996 Tejas had interest rate derivative agreements in a notional amount of $700 million (see Note 7). Of this amount, $455.5 million hedges a like amount of Tejas' debt to a maximum effective interest rate of 6.4%. Of the $455.5 million, $50 million of the agreements expire in 1997, $5.5 million expire in 1998, $75 million expire in 1999, and the remaining $325 million expire at various times no later than 2006. See Note 14 for information concerning interest rate derivative agreements used to hedge floating operating lease obligations. Although Tejas does not presently anticipate terminating any of these agreements prior to their respective expiration dates, it monitors its options available under prevailing market conditions.

      Additionally, in 1996, Tejas entered into interest rate derivative agreements in a notional amount of $175 million. These agreements will convert a like amount of Tejas' debt and/or operating lease obligations to an effective interest rate of 6.7%. Of this amount, $150 million of the agreements became effective in January 1997 and expire in January 2002. The remaining $25 million become effective in January 1999 and expire in December 2001.

RESTRICTIVE COVENANTS

      Under the terms of the Credit Agreements, and the Amended Transok Credit Facility, TAHC and Transok are required to maintain certain financial ratios. The Credit Agreements and the Amended Transok Credit Facility each contain, among other things, limitations related to the transfer of funds between TAHC and its subsidiaries and Transok and its subsidiaries, the transfer of funds between TAHC and Tejas and Transok and Tejas, and the sale of assets in excess of specified amounts. The obligations under the Credit Agreements are secured by the capital stock, partnership interests and various intercompany notes of all material TAHC subsidiaries and partnerships (excluding the capital stock of Acadian, but including the capital stock and partnership interests of the material operating subsidiaries and partnerships of Acadian) and are guaranteed by such subsidiaries and partnerships. The obligations under the Amended Transok Credit Facility and the MTN's are secured by certain intercompany notes, and by

                             TEJAS GAS CORPORATION
the capital stock of all of Transok's subsidiaries and certain partnership interests held by Transok, and are guaranteed by such subsidiaries.

      The amount of loans, advances and dividends that may be made to Tejas from TAHC, TNGC and Transok under the Credit Agreements and the Amended Transok Credit Facility is subject to certain limitations. At December 31, 1996, the permitted amounts of such payments were $204.1 million. In general, such payments may be adjusted by (i) a percentage of consolidated quarterly net earnings or losses of TAHC, TNGC and Transok, (ii) certain investments, and
(iii) any cumulative aggregate payments.

      The MTN's are subject to certain covenants with which Tejas expects to be able to comply in the ordinary course of business.

6.    INCOME TAXES

      Components of income tax expense are as follows:

                                          Years Ended December 31,
                                     ---------------------------------
                                        1996        1995       1994
          ------------------------------------------------------------
                                               (IN THOUSANDS)
          Current:
              Federal ............   $   2,856   $   8,878   $   8,971
              State ..............         974         778         383
          ------------------------------------------------------------
                 Total current ...       3,830       9,656       9,354
          ------------------------------------------------------------
          Deferred:
              Federal ............      20,311       8,906       7,727
              State ..............       1,275         291         378
          ------------------------------------------------------------
                 Total deferred ..      21,586       9,197       8,105
          ------------------------------------------------------------
          Total income tax expense   $  25,416   $  18,853   $  17,459
          ============================================================

      The following table reconciles income tax expense, computed by applying the 35% statutory federal income tax rate to earnings before income taxes, to income taxes as reflected in the Statement of Earnings:

Years Ended December 31,                           1996        1995       1994
--------------------------------------------------------------------------------
                                                        ($ IN THOUSANDS)
Federal tax computed at the statutory rate
    on earnings before income taxes .........   $ 24,111     $18,127    $16,802
State income taxes, net of federal tax
    benefit .................................      1,462         695        495
Other .......................................       (157)         31        162
--------------------------------------------------------------------------------
    Total provision for income taxes ........   $ 25,416     $18,853    $17,459
--------------------------------------------------------------------------------
Effective rate ..............................       36.9%       36.4%      36.4%
================================================================================

                             TEJAS GAS CORPORATION

      Deferred income taxes typically reflect (a) the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and
(b) alternative minimum tax, net operating loss and tax credit carryforwards. Significant components of Tejas' net deferred income tax liability are as follows:

December 31,                                                  1996        1995
--------------------------------------------------------------------------------
                                                              (IN THOUSANDS)
Deferred income tax liabilities:
    Tax over book depreciation ........................     $100,740     $67,481
    Other .............................................        4,995        --
--------------------------------------------------------------------------------
                                                             105,735      67,481
--------------------------------------------------------------------------------
Deferred income tax assets:
    Alternative minimum tax credit carryforward .......       21,047      16,336
    Other .............................................       14,713       2,756
--------------------------------------------------------------------------------
                                                              35,760      19,092
--------------------------------------------------------------------------------
Net deferred income tax liability .....................     $ 69,975     $48,389
================================================================================

      At December 31, 1996 and 1995, $2.1 million and $2 million, respectively, of deferred income tax assets were classified as current assets on the Consolidated Balance Sheets. Included in "Other" above for 1996 is $9.8 million of deferred tax assets related to accrued liabilities not deductible in the current year. No valuation allowances were required for deferred income tax assets at either December 31, 1996 or 1995.

      Tejas made income tax payments in 1996, 1995 and 1994 of $10.4 million, $7.4 million and $5.1 million, respectively. As of December 31, 1996, Tejas had income tax receivable of $6.2 million included in "Prepaids and other current assets" included in current assets on the consolidated balance sheet.

                              TEJAS GAS CORPORATION

7.  FINANCIAL INSTRUMENTS

      The estimated fair value amounts of Tejas' financial instruments have been determined by Tejas using available market data and valuation methodologies. Fair value represents the amount at which the instruments could be exchanged in a current transaction between willing parties. Judgement is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

December 31,                                    1996                    1995
--------------------------------------------------------------------------------------
                                         Carrying  Estimated     Carrying   Estimated
                                          Amount   Fair Value     Amount    Fair Value
--------------------------------------------------------------------------------------
                                                     (IN THOUSANDS)
Balance sheet financial instruments:
Long-term debt
     (excluding current installments):
        Revolving credit agreements ..   $639,580   $ 639,580    $284,900   $ 284,900
        Medium term notes ............    200,000     198,673        --          --
        Money market lines of credit .       --          --        11,000      11,000
        Industrial development bonds .      8,175       8,693      10,175      11,144
Other financial instruments:
        Interest rate derivative .....       --        (6,343)       --        (2,906)
        agreements
        Commodity swap agreements ....       --         1,205        --         8,086
        Commodity futures ............       --        (2,776)       --        (4,361)
--------------------------------------------------------------------------------------

LONG-TERM DEBT

      Tejas' revolving credit agreements and money market credit lines bear floating interest rates at current market levels and therefore carrying values in the financial statements approximate fair value. The estimated values of the industrial development bonds and the MTN's are based upon interest rates at December 31, 1996 for new issues with maturities which approximate the original life of the existing bonds.

INTEREST RATE DERIVATIVE AGREEMENTS

      At December 31, 1996 and 1995, Tejas had entered into interest rate derivative agreements, with a notional amount of $700 million and $325 million, respectively, as a means of hedging floating interest rate exposure related to its revolving credit facilities and operating lease obligations ($269.5 million in 1996 and $144.5 in 1995). The fair value of interest rate derivative agreements is based upon approximated termination values obtained from third parties. The negative fair value at December 31, 1996 is the estimated amount Tejas would pay if it canceled the contracts or transferred them to other parties.

COMMODITY FUTURES AND SWAPS

      Tejas uses derivative financial instruments (primarily futures, swaps and other contracts) as an extension of its commercial natural gas purchases and sales and to hedge price exposure, including location

                             TEJAS GAS CORPORATION
and pricing basis, of its storage and exchange gas inventories, commitments, and certain anticipated transactions. At December 31, 1996 Tejas had a realized but unrecognized loss of $5.2 million and an unrealized loss of $2.8 million on futures contracts. At year-end, open swap contracts where Tejas pays one price basis in exchange for another covered a notional volume of 169.5 Bcf and extend into December 1998. The fair value of these swap contracts at December 31, 1996 was $1.2 million payable to Tejas based upon estimated termination values. The realized but unrecognized futures loss of $5.2 million, unrealized futures loss of $2.8 million and unrealized swaps gain of $1.2 million have been incurred in conjunction with Tejas' storage arbitrage program or anticipated sales or purchases of natural gas and either have been offset or will be offset by transactions involving the physical delivery of natural gas.

CREDIT RISK

      While notional contract amounts are used to express the magnitude of interest rate derivative or commodity swap agreements, the amounts potentially subject to credit risk, in the event of nonperformance by third parties, are substantially smaller. Tejas does not anticipate any material impact to its results of operations as a result of nonperformance by third parties as these agreements are with established exchanges, energy companies, and major financial institutions. Under certain circumstances, commodity swap agreements may require the parties to post letters of credit issued by financial institutions acceptable to the counterparty to satisfy margin requirements.

8.  UNCONSOLIDATED ENTITIES

      Tejas owns an interest in several unconsolidated entities the summary of which is as follows:

December 31,                                                 1996          1995
--------------------------------------------------------------------------------
                                                               (IN THOUSANDS)
Unconsolidated entities:
    Coral Entities .................................       $15,608       $ 3,655
    Evangeline Gas Pipeline Company, L.P. ..........         6,611         7,950
    Evangeline Gas Corp. ...........................         1,259         1,268
    Gulf Coast Natural Gas Company .................        18,537        19,054
    Downtown Plaza II ..............................         6,466          --
    Other ..........................................            67          --
--------------------------------------------------------------------------------
       Total .......................................       $48,548       $31,927
================================================================================

CORAL ENTITIES

      Tejas, through subsidiaries of TCHC, holds one-half interest in Coral, an energy marketing venture between Tejas and Shell which commenced operations in November 1995. Coral is a Delaware limited partnership formed in September 1995 to market natural gas and power for Tejas and Shell. Prior to January 1997, Coral was owned one-third by subsidiaries of Tejas and two-thirds by subsidiaries of Shell. Effective January 1997, Tejas purchased from Shell an additional 162/3% interest in Coral thereby increasing its ownership to 50%. Shell Canada Limited of Calgary, Alberta may acquire an equity interest in Coral

                             TEJAS GAS CORPORATION
in a transaction expected to close in early 1997. This should enhance Coral's ability to expand its operations into Canada.

      Through Coral, Tejas sells natural gas to electric utilities, local distribution companies, industrial end-users, marketing affiliates of other pipeline companies and gas marketing companies. Tejas' electric utility and industrial customers normally consume the natural gas in their own operations while local distribution companies, pipeline affiliated customers, and gas marketing customers generally resell the natural gas. Tejas' natural gas sales are made pursuant to both long-term contracts which range in term from one to 20 1/2 years and short-term agreements which generally range from one month to one year in duration. An interest in Tejas' long-term sales contracts, has been contributed to Coral.

      Coral conducts natural gas marketing activities for Tejas and Shell. In addition, Coral has received regulatory approval to market electricity in wholesale markets and commenced such activities in the third quarter of 1996. Coral initially began marketing 3.7 Bcf per day of Tejas and Shell natural gas volumes. As of December 31, 1996, sales of natural gas were in excess of 6.1 Bcf per day. Tejas provides Coral access to Tejas' natural gas pipelines which have interconnects with other pipelines serving the U.S. and access to gas supplies from Tejas' storage facilities and gathering and transmission systems located in Texas, Oklahoma and Louisiana. Shell dedicates approximately 2 Bcf per day of gross natural gas production and approximately 5.5 trillion cubic feet of natural gas reserves. Tejas has committed to Coral substantially all of its natural gas supply, and Shell has committed to Coral substantially all of its natural gas production in the United States (excluding Alaska and Hawaii). Coral was initially staffed with employees from Tejas and Shell. In addition, Tejas provides intrastate marketing expertise, and Shell provides interstate marketing expertise, as well as treasury and administrative support services. Coral has also entered into a contractual arrangement with Bankers Trust to assist in providing a variety of specially tailored risk management services.

      Tejas and Shell have each contributed cash and economic interests in natural gas sales contracts to Coral for their respective interests. Each partner has received equity credit for natural gas contract commitments to the partnership. If actual volumes and margins from these contracts fail to meet targeted contract levels, the responsible partner is subject to make-up payments. If Coral is unable to take all of the natural gas tendered for delivery by the partners, Coral is obligated to pay for such natural gas at the price that would have otherwise been applicable, mitigated by the amount obtained from any sales of such natural gas to third parties.

                              TEJAS GAS CORPORATION

      Summarized balance sheet and income statement information for Coral, which Tejas accounts for using the equity method, as of and for the year ended December 31, 1996, and as of and for the two months ended December 31, 1995 is presented below.

December 31,                                              1996           1995
--------------------------------------------------------------------------------
                                                             (IN THOUSANDS)
Balance Sheet:
    Current assets .............................       $  705,043       $246,562
    Property, plant and equipment, net .........            7,619          1,535
    Other noncurrent assets ....................           82,388         70,768
    Current liabilities ........................          647,273        236,359
    Other noncurrent liabilities ...............           51,066           --
    Owners' equity .............................           96,711         82,506

Statement of Earnings:
    Revenues ...................................       $3,037,548       $355,020
================================================================================
    Gross profit ...............................       $   69,982       $  8,723
================================================================================
    Net earnings ...............................       $   21,275       $  2,189
================================================================================
    Tejas' share of net earnings ...............       $    8,374       $    729
================================================================================

EVANGELINE ENTITIES

      In December 1991, Tejas and other parties formed Evangeline Gas Pipeline Company, L.P., a limited partnership ("Evangeline") and Evangeline Gas Corp. ("EGC"). Tejas owns a 45% limited partnership interest in Evangeline and 45% of the common stock of EGC. EGC is the general partner of Evangeline and owns a 10% general partnership interest.

      Although the December 1991 projections for Evangeline anticipated losses during the first four years of operations, at no time during the anticipated 20-year life of Evangeline did the projected cumulative losses exceed the agreed Tejas sharing levels. By agreement, Tejas did not initially bear any losses in the Evangeline entities until cumulative losses totaled $7.7 million. After the $7.7 million threshold was reached, Tejas' interests in the Evangeline entities bore 45% of all losses until cumulative losses totaled $9.7 million, and bears 100% of all losses until cumulative losses total $19.2 million. Evangeline is not permitted to make distributions to its partners until its debt is extinguished. At December 31, 1996 and 1995, cumulative losses of the Evangeline entities totaled $12.5 million and $11.2 million, respectively. While Tejas has incurred losses during 1996 and 1995 from Evangeline, Evangeline's cash flow from operating activities during that time period has been sufficient to service debt and meet other cash requirements.

GULF COAST NATURAL GAS COMPANY

      In January 1992, Tejas and another company formed a general partnership, Gulf Coast Natural Gas Company ("GCN") which is engaged in the natural gas pipeline business. Tejas purchased a 50% capital

                              TEJAS GAS CORPORATION
interest in the partnership over a 12-month period at a total cost of $19.4 million. Tejas invested $.3 million in GCN for its share of capital expenditures in 1996 and $.1 million in 1995.

      By agreement, Tejas receives 70% of the cash operating income of GCN until December 31, 1998 and 50% thereafter. Depreciation expense is shared evenly for substantially all of the assets.

DOWNTOWN PLAZA II

      Transok Properties, Inc. holds a 50% undivided interest in the Downtown Plaza II partnership. This partnership owns a twenty-eight story office building in Tulsa, Oklahoma. Transok occupies approximately one-half of the building. Downtown Plaza II generates cash flow from two major lessees including Transok. Transok recognized $.3 million in equity earnings during 1996.

SUMMARIZED FINANCIAL INFORMATION

      Combined summarized financial information for all Tejas' unconsolidated entities as of and for the years ended December 31, 1996 and 1995 is presented below. Amounts due from shareholders of EGC of $1.7 million for demand notes are netted against equity.

December 31,                                             1996            1995
--------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
Balance Sheet:
    Current assets .............................      $  734,034      $ 264,991
    Property, plant and equipment, net .........          58,673         53,738
    Other noncurrent assets ....................         162,282        139,232
    Current liabilities ........................         675,741        254,472
    Noncurrent liabilities .....................         130,528         73,191
    Owners' equity .............................         148,720        130,298

Statement of Earnings:
    Revenues ...................................      $3,233,029      $ 477,375
================================================================================
    Gross profit ...............................      $   88,007      $  24,560
================================================================================
    Net earnings ...............................      $   20,456      $     940
================================================================================
    Tejas' share of net earnings (loss) ........      $    8,171      $    (158)
================================================================================

      All noncurrent liabilities of the unconsolidated entities are non-recourse to Tejas.

                              TEJAS GAS CORPORATION

9.  RELATED PARTIES

      The following table summarizes gas sales revenues from related parties for the years 1996 and 1995 and the current receivables and current payables at the end of each year:

                                                         1996             1995
--------------------------------------------------------------------------------
                                                             (IN MILLIONS)
Gas Sales Revenue:
    Coral ..................................            $809.1           $105.9
    GCN ....................................              19.7             16.7
    Evangeline .............................             109.5             74.6
--------------------------------------------------------------------------------
Current Receivables:
    Coral ..................................            $142.3           $ 52.6
    GCN ....................................              13.0              6.3
    Evangeline .............................               2.6              2.4
--------------------------------------------------------------------------------
Current Payables:
    Coral ..................................            $ 29.1           $  8.8
    GCN ....................................               3.9              0.7
================================================================================

10. PREFERRED MEMBERSHIP UNITS OF A SUBSIDIARY COMPANY

      On December 29, 1995, a subsidiary of Tejas, Tejas-Magnolia Energy, L.L.C. ("Tejas-Magnolia"), issued preferred equity interests to a third party in return for a capital investment of $55 million. Tejas- Magnolia is required to make preferred distributions to the third party which constitute a return on capital (at an effective fixed after tax cost to Tejas of 4.2%) and return of capital over an eight-year term. Annual distributions including returns on and of capital of approximately $8.7 million are payable from 1997 through 2001 and approximately $9.5 million in each of 2002 and 2003 and approximately $2.3 million in 2004. In connection with the issuance of the preferred equity interests in Tejas-Magnolia, another subsidiary of Tejas has contributed a portion of the proceeds from sales under certain long-term natural gas sales contracts to Tejas-Magnolia in exchange for common equity interests in Tejas-Magnolia. This ongoing contribution supports the preferred distribution obligations of Tejas-Magnolia during the eight-year term. Required return of capital for 1997 of $5.4 million is classified as current maturities of long-term obligations.


11. PREFERRED STOCK

      At December 31, 1996 and 1995, Tejas had authorized 6,000,000 shares of $1 par value preferred stock. The preferred stock may be issued in one or more series and the Board of Directors will determine the specific terms and conditions of each series in the event such shares are issued.

      In February 1993, Tejas completed the sale of 2,000,000 depositary shares, each such depositary share representing one-tenth of a share of Tejas' 9.96% Cumulative Preferred Stock (the "9.96% Preferred

                             TEJAS GAS CORPORATION

Stock"). Net proceeds from the sale of the 9.96% Preferred Stock totaled $48.2 million with $48 million initially used to repay indebtedness under a subsidiary's $120 million reducing revolving credit facility which existed at such time. Dividends on the 9.96% Preferred Stock are cumulative from the date of original issuance and are payable quarterly, commencing May 1, 1993, in an amount equal to $2.49 per annum per depositary share. The 9.96% Preferred Stock is redeemable at Tejas' option at any time after February 1, 1998 at a redemption price equal to $250 per share.

      In November 1993, Tejas completed the sale of 1,300,000 depositary shares, each such depositary share representing one-fifth of a share of Tejas' 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock"). Net proceeds from the sale of the 5 1/4% Preferred Stock totaled $62.8 million and were used to repay substantially all of a $65 million term loan incurred in conjunction with the properties purchased from Exxon Corporation. Dividends on the 5 1/4% Preferred Stock are cumulative from the date of original issuance and are payable quarterly, commencing February 1, 1994, in an amount equal to $2.625 per annum per depositary share. Each share of 5 1/4% Preferred Stock is convertible, in whole or in part, at any time, at the option of the holders thereof, into shares of Common Stock at a conversion price of $42.4243 per share of Common Stock (equivalent to a conversion rate of 1.1786 shares of Common Stock for each depositary share). The 5 1/4% Preferred Stock is redeemable, at Tejas' option
(i) at any time after November 10, 2003, at a redemption price of $250 per share, or (ii) at any time between November 10, 1996 and November 10, 2003 at redemption prices which range from $259.19 to $251.31 per share.

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

      The Rights are not exercisable until the earlier to occur of (i) 10 days following the first date of public announcement that a person or group of affiliated persons (an "Acquiring Person") has acquired beneficial ownership of 15% or more of the outstanding shares of Common Stock or such earlier date as a majority of the Board of Directors shall become aware of the existence of an Acquiring Person (the "Stock Acquisition Date") or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of the outstanding shares of Common Stock.

                             TEJAS GAS CORPORATION

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

      On April 11, 1996, the Tejas Board of Directors authorized a three-for-two split of the Common Stock of Tejas effected in the form of a stock dividend payable to stockholders of record as of April 26, 1996. All references to shares issued and outstanding, average shares outstanding and earnings per share included in the financial statements and accompanying notes and schedules have been restated to give effect to the stock split. As a result of the stock split, 5,801,500 shares (net of 269 fractional shares repurchased) of Common Stock were added to the 11,603,263 common shares outstanding at December 31, 1995. The par value of the additional shares, approximately $1.5 million, has been transferred from retained earnings to Common Stock. As a result of the stock split, the conversion price of Tejas' 5 1/4% Convertible Preferred Stock was adjusted from $63.6364 to $42.4243 (equivalent to an adjustment in the conversion rate from
 .7857 to 1.1786 shares of Common Stock for each depositary share representing a one-fifth interest in a share of the 5 1/4% Convertible Preferred Stock). The adjustment to the conversion price (and conversion rate) was effective as of April 27, 1996. Additionally, options to purchase Common Stock under Tejas' Stock Option Plans as well as option prices were adjusted as a result of the Common Stock split.

      On July 19, 1995, Tejas' Board of Directors authorized a stock dividend of one-tenth of one share of Common Stock for each share of Common Stock outstanding payable to stockholders of record on July 27, 1995. All references to average shares outstanding and earnings per share included in the financial statements and accompanying notes for periods prior to the stock dividend have been restated to give retroactive effect to the stock dividend. As a result of the stock dividend, 1,052,908 shares (net of 422 fractional shares repurchased) of Common Stock were added to the 10,533,303 common shares outstanding at June 30, 1995. The fair value of the additional shares at the declaration date, $52.8 million, was transferred from retained earnings to Common Stock and capital surplus in the amount of $.3 million and $52.5 million, respectively. As a result of the stock dividend, the conversion price of Tejas' 5 1/4% Preferred Stock was adjusted from $70 to $63.6364 (equivalent to an adjustment in the conversion rate from .7143 to .7857 shares of Common Stock for each depositary share representing a one-fifth interest in a share of the 5 1/4% Preferred Stock). The adjustment to the conversion price (and conversion rate) was effective as of July 28, 1995. Additionally, options to purchase Common Stock under Tejas' Stock Option Plans as well as option prices were adjusted as a result of the Common Stock dividend.

                              TEJAS GAS CORPORATION

      On July 22, 1996, Tejas sold 3,075,000 shares of its Common Stock in an underwritten public offering. Net proceeds to Tejas from the sale of the Common Stock, approximately $102.8 million, were used to reduce indebtedness under the $425 million Transok Credit Facility.

      In 1995, Tejas adopted the Director Stock Award Plan which was approved by the stockholders at the annual meeting of stockholders on May 9, 1996. The Director Stock Award Plan provides for the award of up to 45,000 shares of Common Stock to nonemployee directors. Under the Director Stock Award Plan, nonemployee directors are awarded newly issued shares of Common Stock on July 19 of each year equal to (i) $10,000 divided by (ii) the fair market value (determined in accordance with such plan) per share of Common Stock on such date (with cash in lieu of fractional shares). In addition, nonemployee directors are entitled to elect to receive shares of Common Stock in lieu of their cash annual retainer (currently $10,000).

      In 1988, Tejas adopted the Executive Officers Stock Option Plan (the "Tejas Plan"), which provided for the granting of options for 1,651,652 shares of Common Stock. During 1992, Tejas amended the Tejas Plan to include key employees other than executive officers and to increase the number of shares available for grant under the Tejas Plan by an additional 1,312,318 shares. During 1996, options to purchase 441,551 shares of Common Stock were granted under the Tejas Plan to executive officers and key employees at option prices ranging from $30.83 to $39.22 per share. In 1992, Tejas implemented the Director Stock Option Plan (the "Director Plan"), which provided for the granting of options for 371,250 shares of Common Stock to directors of Tejas. Options to purchase 37,125 shares of Common Stock were granted in 1996 under the Director Plan at an option price of $36.67 per share. Since inception, no stock options have been granted at below market prices at the date of the grant.

      The following table summarizes the status of outstanding stock options:

                                                   1996             1995            1994
---------------------------------------------------------------------------------------------
Options outstanding, January 1 ...........        950,099         738,348       1,034,226
Granted ..................................        478,676         298,683         177,793
Exercised ................................       (130,279)        (81,611)       (464,591)
Canceled .................................       (128,706)         (5,321)         (9,080)
---------------------------------------------------------------------------------------------
Options outstanding, December 31 .........      1,169,790         950,099         738,348
---------------------------------------------------------------------------------------------
Options available for grant at December 31        433,592         783,562       1,076,924
Options exercisable at December 31 .......        620,336         501,006         406,263
Range of option prices exercised
     during the year .....................     $10.50-$32.42    $3.85-$24.85    $3.85-$23.33
Range of option prices outstanding,
     December 31 .........................     $10.55-$39.22   $10.50-$33.83    $3.85-$33.64
---------------------------------------------------------------------------------------------

STOCK OPTION PLANS

      At December 31, 1996, Tejas had two stock-based deferred compensation plans which are described below. Tejas applies Accounting Principles Board ("APB") Opinion 25 and related interpretations in

                              TEJAS GAS CORPORATION
accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for Tejas' two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, Tejas' net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Years Ended December 31,                               1996              1995
--------------------------------------------------------------------------------
                   ($ in thousands except per share amounts)
Net income:
    As reported ..........................         $   35,079         $   24,544
    Pro forma ............................             33,331             23,532
--------------------------------------------------------------------------------
Earnings per common share:
    As reported ..........................         $     1.87         $     1.41
    Pro forma ............................               1.74               1.32
--------------------------------------------------------------------------------

      Under the 1992 Tejas Plan as amended ("Employee Plan"), Tejas may grant options to its executive officers and key employees for up to approximately 3 million shares of Common Stock. Under the 1992 Director Stock Option Plan as amended ("Director Plan"), Tejas may grant options to its outside directors for up to 371,250 shares of Common Stock. Under both plans, the exercise price of each option equals the fair market price of Tejas' Common Stock on the date of grant. Options granted under the Employee Plan expire seven years after the date of grant and may be granted at any time determined by the Stock Option Committee. The Employee Plan options are exercisable at times fixed by the Stock Option Committee. Options granted under the Director Plan expire seven years after the date of grant and are granted annually on the first business day following Tejas' Annual Meeting of Stockholders. Options granted under the Director Plan become exercisable, on a cumulative basis, in five equal installments, with the first installment becoming exercisable six months after the date of the grant and the remaining four installments becoming exercisable annually commencing on the first anniversary of the date of the grant.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1995 and 1996, respectively: no dividend yield for all years, expected volatility of 26 and 25 percent, risk-free interest rates of 6.9 and 5.7 percent for the Employee Plan options and 6.3 and 6.7 percent for the Director Plan options; and expected lives of 6.6 and 6.9 years for the Employee Plan options and 7 and 7 years for the Director Plan options.

                              TEJAS GAS CORPORATION

      A summary of the status of Tejas' two fixed stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                1996                 1995
                                       ---------------------   -----------------
                                                    Weighted            Weighted
                                                    Average              Average
                                                    Exercise            Exercise
Fixed Options                             Shares     Price      Shares    Price
--------------------------------------------------------------------------------
Outstanding at beginning of year ...      950,099  $   21.01   738,348  $  16.57
Granted ............................      478,676      34.62   298,683     27.58
Exercised ..........................     (130,279)     18.15   (81,611)     4.80
Forfeited ..........................     (128,706)     32.77    (5,321)    22.56
Outstanding at end of year .........    1,169,790      25.60   950,099     21.01
Options exercisable at year-end ....      620,336  $   20.30   501,006  $  17.03
Weighted-average fair value of
   options granted during the year .         --    $   14.43      --    $  12.06

      The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                               Options Outstanding                          Options Exercisable
                 --------------------------------------------------  ---------------------------------
                                    Weighted-
                    Number           Average                             Number
 Range of        Outstanding at     Remaining      Weighted-Average  Exercisable at   Weighted-Average
Exercise Prices    12/31/96      Contractual Life   Exercise Price      12/31/96       Exercise Price
------------------------------------------------------------------------------------------------------
$10.55-$19.24       374,170          2.7 years         $   13.04        353,653         $   12.68
$23.33-$29.62       181,673          5.0 years         $   25.07         76,685         $   24.98
$30.30-$39.22       613,947          5.7 years         $   33.98        189,998         $   32.60
------------------------------------------------------------------------------------------------------

13. COMMITMENTS AND CONTINGENCIES

THE LONG TRUST LITIGATION

      Tejas is a defendant or party in various lawsuits that have risen in the ordinary course of Tejas' business. In particular, a subsidiary of Tejas is a defendant in THE LONG TRUSTS V. TEJAS GAS CORP. ET. AL., 123rd Judicial District Court, Panola County, Texas, filed March 1, 1989, in which plaintiffs assert claims and allege damages for breach of contract and failure to take-or-pay for natural gas pursuant to three natural gas purchase contracts. Plaintiffs allege that, in addition to failing to take-or-pay for gas, Tejas breached (a) one of the contracts by failing to take a minimum quantity of gas and to install and maintain pipeline facilities sufficient to permit Tejas to meet its quantity purchase obligations, and (b) all three contracts by failing to take gas in quantities sufficient to enable plaintiffs to produce ratably with other producers in a

                              TEJAS GAS CORPORATION
common reservoir. In plaintiffs' Sixth Amended Original Petition filed June 6, 1995, the plaintiffs are seeking take-or-pay damages for the ten year period 1984-1994 in excess of $36 million, plus pre-judgment interest, post-judgment interest, attorneys' fees and court costs and other unspecified actual damages. In connection with their depositions in this matter, certain expert witnesses retained by The Long Trusts have presented damage models purporting to show approximately $60 million in take-or-pay damages and $70 million for failure to take The Long Trusts' gas ratably. Management disputes The Long Trusts' claims and believes that The Long Trusts' damage models are seriously flawed. On January 6, 1993, the court entered an interlocutory summary judgment order granting in part and denying in part plaintiffs' motions for summary judgment. The court found, among other things, as a matter of law that (a) Tejas breached the minimum take obligations under one of the contracts, (b) Tejas is not entitled to any credits or offsets for natural gas purchased by third parties, and (c) the "availability" of natural gas for take-or-pay purposes is established by the delivery capacity testing procedures in the contracts. Damages, if any, have not been determined. The effect of this order on Tejas' case is unclear and Tejas has sought clarification and rehearing, but intends nevertheless to defend its position aggressively.

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

OTHER

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

      Tejas has committed contractual obligations of approximately $50 million for capital expenditures to be incurred in 1997.

                             TEJAS GAS CORPORATION

      In conjunction with the acquisition of the Acadian Gas Group on December 28, 1990, Acadian is committed to pay contingent deferred payments based upon certain future natural gas sales volumes and profit margins, if achieved. Such payments in any one year are not expected to exceed 2% of the cash purchase price of the Acadian Gas Group and cumulative deferred payments are limited to a maximum of $25 million, of which $5.3 million had been paid or accrued as of December 31, 1996. Such payments expire if unearned not later than December 31, 2003. Tejas has guaranteed the performance of the deferred payment agreement. As such payments are accrued, the cost is included in property, plant and equipment and amortized over the remaining estimated lives thereof.

      Tejas' West Clear Lake Storage Facility ("WCLSF") requires the maintenance of cushion gas in order to sustain anticipated operational requirements. Such cushion gas requirements have been satisfied by a combination of natural gas purchased by Tejas and third party natural gas stored in the facility. At December 31, 1996, Tejas had purchased approximately 10.4 Bcf of cushion gas. In late 1994, Tejas entered into an agreement with a third party whereby the third party agreed to purchase up to 35 Bcf of natural gas at a cost not to exceed $65 million and to store such gas in the WCLSF. The agreement with the third party was scheduled to expire in September 2000. Effective January 16, 1997, the third party agreement described above was amended and extended. The principal modifications to the agreement included the extension of the contract expiration date to December 31, 2002 and, at Tejas' option, an increase in the maximum volume of natural gas that may be stored in Tejas' facilities, including the Greasy Creek Storage Facility, to 70 Bcf. In order to secure Tejas' ability to purchase the natural gas from the third party, the agreement provides for the payment by Tejas of a reservation fee to the third party which is adjusted quarterly based upon the third party's financing costs. On certain option dates, Tejas may elect to purchase specified volumes of the third party's gas based upon market prices. Should Tejas decline to purchase the natural gas, the third party may instruct Tejas to sell such volumes on the third party's behalf. In such case, it will be necessary for Tejas to obtain cushion gas through other means in order to meet the anticipated operational requirements of the WCLSF. At December 31, 1996 and 1995, the third party had 18.5 Bcf of natural gas in storage at the WCLSF, which such party purchased for $33.1 million. Based upon the volumes and rates in effect Tejas paid a reservation fee of approximately $1.1 million, $1.9 million and $1.6 million to the third party during 1996, 1995 and 1994, respectively.

    Tejas bears the cost of physical loss, if any, incurred during storage. Management estimates that physical losses will not be significant and has insured against physical losses due to catastrophic events.


14. LEASES

      Tejas leases certain property, facilities and equipment under various operating leases. During 1993, Tejas entered into a five-year operating lease ("Leased System") with an unrelated third party and Tejas is committed to pay a termination fee of $122.8 million in the event Tejas elects not to exercise its purchase option for the Leased System in 1998. Lease payments under the lease for the Leased System are adjusted quarterly based upon the Lessor's financing costs, and Tejas has entered into interest rate derivative agreements in a notional amount of $144.5 million to fully hedge the effects of such adjustments on the required minimum lease payments. Such interest rate derivative agreements expire in 1998 and effectively fix Tejas' minimum lease payments for the Leased System, excluding the termination fee, at $8.7 million per anum.

                              TEJAS GAS CORPORATION

      Immediately prior to the Transok acquisition, CSW sold seven natural gas processing plants (the "Transok Plants") to a third party lessor (the "Lessor"), which in turn leased these facilities to Tejas. The Lessor is leasing the Transok Plants to Tejas for a five-year term with lease payments adjusted quarterly based upon the Lessor's financing costs. Tejas has entered into interest rate derivative agreements in a notional amount of $125 million to hedge the effects of such adjustments on the required minimum lease payments. Under the Lease, the Lessee has the option to extend the term of the Lease for up to two additional two year periods, subject to approval by the Lessor, and to purchase all of the Transok Plants at any time for $125 million. If by the end of the Lease term, the Lessee has not exercised its option to purchase all of the Transok Plants, it is obligated to pay the Lessor a termination fee of approximately $106 million. However, the Lease contains a provision which reduces the termination fee to the extent the proceeds from the Lessor's subsequent sale of the Transok Plants exceed $19 million. The Lease also provides the Lessee the option to purchase, at any time during the Lease term, one or more of the Transok Plants for an aggregate amount not exceeding $31 million, with corresponding reductions to the $106 million termination fee and the $19 million threshold amount.

      During 1993, Transok entered into a long-term operating lease arrangement to lease all the pipeline facilities of Palo Duro Pipeline Company. The agreement, which includes provisions to purchase the leased pipeline assets, provides for an initial term of five years with several options to extend the lease for up to an additional seventeen years.

      Future minimum lease payments under all leases, excluding the termination fees, as of December 31, 1996 are:


                                            (IN THOUSANDS)
                       ------------------------------------
                        1997 ...............   $ 25,168
                        1998 ...............     19,809
                        1999 ...............     13,197
                        2000 ...............     13,147
                        2001 ...............     12,467
                        Thereafter .........     51,805
                       ------------------------------------
                            Total ..........   $135,593
                       ====================================

      Rental expense for all operating leases totaled $19.2 million, $11.6 million and $ 13.3 million for 1996, 1995 and 1994, respectively.

                             TEJAS GAS CORPORATION

15. SUPPLEMENTAL CASH FLOW INFORMATION

      The "Net change in working capital, net of effects from acquisitions" amount included in the Consolidated Statements of Cash Flows is comprised of the following:

Years Ended December,                             1996        1995        1994
--------------------------------------------------------------------------------
                                                         (IN THOUSANDS)
Decrease (increase) in:
   Accounts receivable ....................   $(156,348)   $(67,379)   $  1,847
   Exchange gas receivable ................       2,742      (1,355)     (1,133)
   Storage gas inventory ..................      (2,174)    (10,594)    (17,975)
   Prepaids and other current assets ......      (2,192)     (4,171)     (2,661)
Increase (decrease) in:
   Gas purchases payable ..................     184,762      61,401     (21,115)
   Exchange gas payable ...................        (588)        975      (4,270)
   Accounts payable .......................     (47,797)      3,350       2,344
   Accrued liabilities ....................       5,810         878      (6,550)
   Income taxes payable ...................      (1,881)      1,867       4,857
--------------------------------------------------------------------------------
     Total ................................   $ (17,666)   $(15,028)   $(44,656)
================================================================================

      In 1996, 1995 and 1994, stock options exercised were paid for in part by the tendering of shares previously held by the party exercising the stock options. The value of tendered shares received and an equivalent value for shares issued are regarded as non-cash transactions for cash flow purposes. Accordingly, Tejas' Consolidated Statements of Cash Flows include only actual cash received as a result of the exercise of stock options.


16. SEGMENT INFORMATION AND MAJOR CUSTOMERS

      Tejas predominantly operates in one industry segment, natural gas pipeline operations.

      Sales to Coral accounted for approximately 38% and 10% of Tejas' total revenues during 1996 and 1995, respectively. No single customer accounted for 10% or more of total revenues in 1994.

      Tejas' natural gas pipeline operations have a concentration of customers in the electric and natural gas utility industries, principally in Oklahoma, Texas and Louisiana. This concentration of customers in a regional geographic area may impact Tejas' overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. Historically, Tejas has not incurred any significant credit losses related to receivables from its customers. Receivables are generally not collateralized.

                             TEJAS GAS CORPORATION

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

      The components of pension expense are as follows:

Years Ended December 31,                                1996      1995     1994
--------------------------------------------------------------------------------
                                                             (IN THOUSANDS)
Service costs - costs during the period ...........   $ 1,380    $ 735    $ 587
Interest cost on projected benefit obligation .....       526      319      261
Actual return on plan assets ......................      (656)    (260)    (219)
Net amortization and deferral .....................       442      (23)      (9)
--------------------------------------------------------------------------------
    Net periodic pension costs ....................   $ 1,692    $ 771    $ 620
--------------------------------------------------------------------------------

      The following table sets forth the pension plan's funded status and the amount of the net pension liability at December 31, 1996 and 1995. Plan assets are comprised of investments in an equity fund maintained by the plan trustee and a guaranteed deposit account with an insurance company.

December 31,                                                 1996         1995
--------------------------------------------------------------------------------
                                                             (IN THOUSANDS)
Actuarial present value of benefit obligations:
Accumulated benefit obligation, including
    vested benefits of $3,820 and
    $3,297, respectively ............................     $  4,592      $ 3,876
================================================================================
Projected benefit obligation ........................     $(10,065)     $(5,731)
Plan assets at fair value ...........................        5,128        3,838
--------------------------------------------------------------------------------
Funded status .......................................       (4,937)      (1,893)
Unrecognized net (gain) loss ........................         (879)         156
Unrecognized prior service cost .....................        3,080          (86)
--------------------------------------------------------------------------------
    Accrued pension liability .......................     $ (2,736)     $(1,823)
================================================================================

                             TEJAS GAS CORPORATION

      Assumptions used in determining pension expense and the status of Tejas' plan for 1996 and 1995 were as follows:

                                                                 1996      1995
--------------------------------------------------------------------------------
Discount rate ..............................................     7.50%     7.25%
Rates of increase in compensation levels ...................     5.00%     5.00%
Rate of return on plan assets ..............................     8.00%     8.00%
--------------------------------------------------------------------------------

THRIFT PLAN

      Tejas adopted a contributory, trusteed thrift plan covering all of its employees, effective January 1, 1989. Tejas matches 100% of the employee contributions to the plan, up to a maximum of three percent (3%) of the annual salary paid to each participant. Tejas' share of contributions recognized in 1996, 1995 and 1994 was $.8 million, $.5 million and $.5 million, respectively.

                              TEJAS GAS CORPORATION

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarters Ended                                March 31    June 30   Sept. 30    Dec. 31
---------------------------------------------------------------------------------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996:(1) ..................................
    Revenues ..............................   $432,401   $419,284   $541,912   $714,370
    Earnings from operations ..............     19,687     18,241     31,060     38,264
    Net earnings ..........................     10,938      8,015     10,252     14,267
    Preferred stock dividend requirements .      2,098      2,098      2,098      2,099
    Net earnings applicable to common stock      8,840      5,917      8,154     12,168
    Earnings per common share (2) .........       0.51       0.34       0.41       0.59
1995: .....................................
    Revenues ..............................   $215,633   $238,122   $246,510   $343,356
    Earnings from operations ..............     19,250     15,975     18,734     21,762
    Net earnings ..........................      8,179      7,110      7,646     10,002
    Preferred stock dividend requirements .      2,098      2,098      2,098      2,099
    Net earnings applicable to common stock      6,081      5,012      5,548      7,903
    Earnings per common share(2)(3) .......       0.35       0.29       0.32       0.45
---------------------------------------------------------------------------------------

(1) Results of operations include Transok's operations subsequent to its acquisition on June 6, 1996.

(2) Earnings per common share have been adjusted to give retroactive effect to a three-for-two Common Stock split effected in the form of a stock dividend to stockholders of record as of April 26, 1996 as if the stock dividend had occurred at the beginning of each period presented.

(3) Earnings per common share have been adjusted to give retroactive effect to a stock dividend of one-tenth of one share of Common Stock for each share of Common Stock outstanding on July 27, 1995 as if the stock dividend had occurred at the beginning of each period presented.


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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Pursuant to instruction G(3) to Form 10-K, Items 10, 11, 12 and 13 are omitted because Tejas will file a definitive proxy statement pursuant to Regulation 14A under the Securities Act of 1934 not later than 120 days after the close of the fiscal year; the information required by such items is set forth under the captions "Security Ownership of Certain Beneficial Owners and Management," "Meetings of the Board of Directors and Committees," "Election of Directors," "Executive Officers," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions" and "Compliance with Section 16(a) of the Exchange Act" in Tejas' definitive proxy statement for its annual meeting of stockholders to be held May 8, 1997 and such information (excluding the information required by paragraphs (i), (k) and (l) of Item 402 of Regulation S-K) is hereby incorporated by reference from such definitive proxy statement.

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

     3.  Exhibits -

            See Exhibit Index on page 72 of this Form 10-K.

         Executive Compensation Plans or Arrangements - the following listed executive compensation plans or arrangements are included in the
         Exhibit Index on page 72 of this Form 10-K.

         10.1*  Form of Tejas Gas Executive Incentive Agreement (filed as
                Exhibit 10.12 to Tejas' Registration Statement on Form S-1, No. 33-24697 ("the 1988 Registration Statement")).

         10.2 Tejas Gas Corporation Employee Stock Option Plan, as amended and restated effective January 1, 1997.

         10.3 Tejas Gas Corporation Director Stock Option Plan, as amended and restated effective January 1, 1997.

         10.4* Form of Tejas Gas Corporation Stock Option Agreement for Employee Stock Option Plan (filed as Exhibit 10.4 to Tejas' Form 10-K for the year ended 1995).

         10.5* Director Stock Award Plan, as approved on October 5, 1995 by the Board of Directors of Tejas (filed as Exhibit 4.6 to Tejas' Registration Statement on Form S-8, No. 33- 64895).

         10.6* First Amendment to Director Stock Award Plan, as approved on December 9, 1995 by the Board of Directors of Tejas (filed as
                Exhibit 4.7 to Tejas' Registration Statement on Form S-8, No. 33-64895).

         10.7* Tejas Gas Corporation Thrift Plan, as amended and restated effective January 1, 1997 (filed as Exhibit 4.10 to Tejas' Form S-8, No. 333-18349).

         10.8* Tejas Gas Corporation Thrift Benefit Restoration Plan, effective as of August 9, 1994 (filed as Exhibit 10.1 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

         10.9* First Amendment to the Tejas Gas Corporation Thrift Benefit Restoration Plan dated April 12, 1995 (filed as Exhibit 10.2 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

         10.10* Second Amendment to the Tejas Gas Corporation Thrift Benefit
                Restoration Plan dated October 6, 1995 (filed as Exhibit 10.17 to Tejas' Form 10-K for the year ended December 31, 1995).

         10.11* Tejas Gas Corporation Thrift Benefit Restoration Trust between
                Tejas and The First National Bank of Boston, as trustee, dated September 16, 1994 (filed as Exhibit 10.2 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

         10.12* Tejas Gas Corporation Pension Benefit Restoration Plan, effective as of August 9, 1994 (filed as Exhibit 10.3 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

         10.13* First Amendment to the Tejas Gas Corporation Pension Benefit
                Restoration Plan dated April 12, 1995 (filed as Exhibit 10.3 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

         10.14* Tejas Gas Corporation Pension Benefit Restoration Trust between
                Tejas and The First National Bank of Boston, as trustee, dated September 16, 1994 (filed as Exhibit 10.4 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

         10.15 Tejas Gas Corporation Annual Incentive Plan effective as of January 1, 1997.

         10.16* Exchange Agreement dated July 24, 1995, among Tejas,
                Tejas-Acadian Holding Company, Acadian Gas Corporation and Rene
                R. Joyce (filed as Exhibit 10.4 to Tejas' Form 10-Q for the quarter ended September 30, 1995).

         10.17* Termination and Grant Agreement dated October 5, 1995, among
                Tejas, Acadian Gas Corporation and Rene R. Joyce (filed as
                Exhibit 10.5 to Tejas' Form 10-Q for the quarter ended September 30, 1995).

         10.18* Split Dollar Agreement for Jay A. Precourt dated December 21,
                1994 and related Collateral Agreement (filed as Exhibit 10.4 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

(b)  4.  Reports on Form 8-K

            No reports on Form 8-K were filed in the fourth quarter of 1996.

----------------------------

*    Incorporated by reference as indicated.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TEJAS GAS CORPORATION
                                                (Registrant)

                                                By: /s/ JAY A. PRECOURT
                                                        Jay A. Precourt
                                                        Chief Executive Officer

Date:  March 27, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


     SIGNATURES                           TITLES
     ----------                           ------
/s/ FREDERIC C. HAMILTON             Chairman of the Board and Director
    (Frederic C. Hamilton)

/s/ JAY A. PRECOURT                  Vice Chairman of the Board, Chief Executive
    (Jay A. Precourt)                Officer, President and Director

/s/ JAMES W. WHALEN                  Sr. Executive Vice President, Chief
    (James W. Whalen)                Financial Officer and Treasurer (principal
                                     financial officer and principal accounting
                                     officer)

/s/ CHARLES C. GATES                 Director
    (Charles C. Gates)

/s/ ARTHUR L. KELLY                  Director
    (Arthur L. Kelly)

/s/ A. J. MILLER                     Director
    (A. J. Miller)

/s/ ROBERT G. STONE, JR.             Director
    (Robert G. Stone, Jr.)

/s/ RONALD F. WALKER                 Director
    (Ronald F. Walker)

                                                                    SCHEDULE I

                              TEJAS GAS CORPORATION

                            CONDENSED BALANCE SHEETS


December 31,                                               1996           1995
--------------------------------------------------------------------------------
                                                                (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...................       $    147       $    282
     Income taxes receivable .....................         11,052          8,536
     Prepaids and other current assets ...........             90           --
--------------------------------------------------------------------------------
          Total current assets ...................         11,289          8,818
--------------------------------------------------------------------------------
INVESTMENTS IN CONSOLIDATED ENTITIES .............        632,174        296,173
--------------------------------------------------------------------------------
NOTES RECEIVABLE FROM SUBSIDIARIES ...............        172,547        204,485
--------------------------------------------------------------------------------
DEFERRED INCOME TAX ASSET ........................          1,189          1,360
--------------------------------------------------------------------------------
OTHER ASSETS .....................................            306           --
--------------------------------------------------------------------------------
          TOTAL ..................................       $817,505       $510,836
================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable to subsidiaries ............       $  9,796       $ 12,050
     Accrued liabilities .........................           --            1,435
--------------------------------------------------------------------------------
          Total current liabilities ..............          9,796         13,485
--------------------------------------------------------------------------------
NOTES PAYABLE TO SUBSIDIARIES ....................        366,249        183,866
--------------------------------------------------------------------------------
DEFERRED INCOME TAXES ............................           --             --
--------------------------------------------------------------------------------
LONG-TERM DEBT ...................................           --           11,000
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY:
     Preferred Stock .............................            460            460
     Common Stock ................................          5,138          2,901
     Capital surplus .............................        294,599        191,490
     Retained earnings ...........................        141,263        107,634
--------------------------------------------------------------------------------
          Total stockholders' equity .............        441,460        302,485
--------------------------------------------------------------------------------
          TOTAL ..................................       $817,505       $510,836
================================================================================

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                                      SCHEDULE I
                             TEJAS GAS CORPORATION

                       CONDENSED STATEMENTS OF EARNINGS

Years Ended December 31,                       1996         1995         1994
--------------------------------------------------------------------------------
                                                       (in thousands)
EQUITY IN EARNINGS OF CONSOLIDATED
     SUBSIDIARIES .......................    $ 46,665     $ 30,134     $ 27,817
GENERAL AND ADMINISTRATIVE EXPENSE ......         193          153          107
--------------------------------------------------------------------------------
EARNINGS FROM OPERATIONS ................      46,472       29,981       27,710
--------------------------------------------------------------------------------
OTHER INCOME (EXPENSE):
     Interest income ....................        --             30            1
     Intercompany interest income .......      16,574       17,275       14,287
     Interest expense ...................        (818)        (928)        (788)
     Intercompany interest expense ......     (20,478)     (12,159)      (9,001)
     Other income (expense) .............        --             (3)        --
     Income tax benefit (expense) .......       1,722       (1,259)      (1,663)
--------------------------------------------------------------------------------
          Total .........................      (3,000)       2,956        2,836
--------------------------------------------------------------------------------
NET EARNINGS ............................    $ 43,472     $ 32,937     $ 30,546
================================================================================

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                                                                      SCHEDULE I

                              TEJAS GAS CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS

Year Ended December 31,                            1996       1995       1994
--------------------------------------------------------------------------------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Earnings ..............................  $  43,472   $ 32,937   $ 30,546
   Adjustments to reconcile net earnings to
      net cash provided by (used in)
      operating activities:
      Equity in earnings of consolidated
          subsidiaries .......................    (46,665)   (30,134)   (27,817)
      Deferred income tax ....................        171        286       (967)
--------------------------------------------------------------------------------
                                                   (3,022)     3,089      1,762
   Changes in current assets and liabilities:
      (Increase) decrease in:
         Prepaids and other current assets ...        (90)      --         --
         Income taxes receivable .............     (2,516)    (3,170)     2,272
      Increase (decrease) in:
         Accounts payable to subsidiaries ....     (2,254)     1,106      9,147
         Accrued liabilities .................     (1,435)      (878)    (4,847)
--------------------------------------------------------------------------------
   Net cash provided by operating activities .     (9,317)       147      8,334
--------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment in consolidated subsidiaries ...   (289,336)      --         --
   Other (net) ...............................       (306)      --         --
--------------------------------------------------------------------------------
   Net cash used in investing activities .....   (289,642)      --         --
--------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) under
      line-of-credit agreements ..............    (11,000)   (19,700)    26,700
   Exercise of stock options, net ............      1,135        106        656
   Issuance of common stock, net of expenses .    102,770       --         --
   Preferred stock dividends .................     (8,393)    (8,393)    (8,326)
   Borrowings/(repayments) from affiliates ...    214,321     27,940    (27,206)
   Other .....................................         (9)       (20)       (33)
--------------------------------------------------------------------------------
   Net cash provided by (used in) financing
   activities ................................    298,824        (67)    (8,209)
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS ...............................       (135)        80        125
CASH AND CASH EQUIVALENTS AT BEGINNING OF
      PERIOD .................................        282        202         77
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...  $     147   $    282   $    202
--------------------------------------------------------------------------------

                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION
              SCHEDULE I - NOTES TO CONDENSED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

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

2.  LONG-TERM NOTES PAYABLE TO SUBSIDIARIES

      On January 12, 1995, a promissory note payable to Tejas Gas Corp., a wholly owned subsidiary, in the original principal amount of $77.4 million was amended and assigned to a newly formed, wholly owned subsidiary, Tejas - Acadian Holding Company ("TAHC"). In conjunction with the assignment of the promissory note to TAHC, Tejas entered into a promissory note payable to TAHC in an original principal amount of $89 million. At December 31, 1996, the balance under this promissory note including accrued interest thereon was $103.5 million.

      On January 12, 1995 two promissory notes payable to Tejas Gas Corp. in the amounts of $35 million and $15 million and a $15 million promissory note payable to Acadian Gas Corporation classified as a current note payable were combined into a single $212 million revolving promissory note in an original principal amount of $212 million. This note was then assigned to TAHC. Prior to year-end, the principal amount of this note was increased by $50 million. At December 31, 1996, the balance under this promissory note including accrued interest thereon was $238.8 million.

    On June 6, 1996 Tejas entered into a promissory note payable to TAHC in an original principal amount of $22.95 million. At December 31, 1996, the balance under this promissory note including accrued interest was $23.9 million. Also on June 6, 1996, Tejas entered into a promissory note payable to Transok, Inc. in an original principal amount of $10 million. Prior to year-end, the principal amount of this note was increased to $100 million. At December 31, 1996, the balance under this promissory note including accrued interest was approximately $43 thousand.

3.  MONEY MARKET CREDIT LINES

    Tejas has uncommitted money market credit lines which allow Tejas to borrow up to $50 million for periods of up to two months. Any such borrowings are unsecured and may be extended for additional periods if agreed to by the lenders. At December 31, 1996, Tejas had no outstanding borrowings under the money market credit lines. Tejas has agreed to maintain funds, including, but not limited to, availability under the Credit Agreements and the Amended Transok Credit Facility, sufficient to repay borrowings under the money market credit lines and accordingly, any outstanding balances are classified as long-term debt.

4.  GUARANTEES

      Tejas has guaranteed the performance of Acadian Gas Corporation under a deferred payment agreement related to the acquisition of the Acadian Gas Group. Tejas has also guaranteed the performance of Tejas Natural Gas Company ("TNGC") under certain provisions of a five-year operating lease of a pipeline system and has guaranteed the performance of TNGC and its subsidiaries' obligations under certain purchase and transportation agreements.

                                   EXHIBITS TO

                                    FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-17389

                              TEJAS GAS CORPORATION

                       (See Index to Exhibits on Page 72)

                              INDEX TO EXHIBITS


      Exhibit
      NUMBER                                DESCRIPTION

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

      2.4* General Partnership Option Agreement dated as of September 15, 1993 among Tejas Natural Gas Company, 1993 TX Pipeline I Inc., 1993 TX Pipeline II Inc. and State Street Bank and Trust Company of Connecticut, National Association, as Trustee (filed as Exhibit 2(d) to Tejas' Form 8-K dated September 15, 1993, as amended by Forms 8- K/A filed on October 25, 1993 and October 29, 1993).

      2.5* Secured Credit Agreement dated as of September 8, 1993 among Tejas Natural Gas Company, certain Financial Institutions as the Lenders and Bank of Montreal, Canadian Imperial Bank of Commerce and Citibank, N.A. as Co-Agents for the Lenders, and Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as
              Exhibit 2(e) to Tejas' Form 8-K dated September 15, 1993, as amended by Forms 8-K/A filed on October 25, 1993 and October 29,
              1993) (see Exhibits 10.23, 10.24 and 10.25 to this Form 10-K which supersede this Credit Agreement).

      2.6* Agreement of Merger dated as of May 9, 1996 between Central and Southwest Corporation and Tejas, as amended by First Amendment to Agreement of Merger dated June 6, 1996 (filed as Exhibit 2(a) to Tejas' Form 8-K dated June 18, 1996, as amended by Form 8-K/A dated July 17, 1996).

      2.7* Lease Agreement dated as of June 6, 1996 between Canadian Imperial Bank of Commerce, Inc. as Lessor, and Transok Acquisition Corporation III, as Lessee (filed as Exhibit 2(b) to Tejas' Form 8-K/A dated July 17, 1996).

      2.8* Participation Agreement dated as of June 6, 1996 between Transok Acquisition Corporation III, as Lessee, Canadian Imperial Bank of Commerce Inc., as Lessor, Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent, and Bank of Montreal, as Documentation Agent (filed as Exhibit 2(c) to Tejas' Form 8-K/A dated July 17, 1996).

      2.9* Secured Credit Agreement dated as of June 6, 1996 between Transok Acquisition Company, Bank of Montreal and CIBC Inc. (filed as
              Exhibit 2(d) to Tejas' Form 8-K/A dated July 17, 1996).

      2.10 Amended and Restated Secured Credit Agreement dated as of December 12, 1996, among Transok, Inc., as the Borrower, and certain Financial Institutions, as the Lenders, Bank of Montreal, as Administrative Agent, and Canadian Imperial Bank of Commerce, as Documentation Agent (included in Exhibit 4.18 to this Form 10-K).

      2.11 First Omnibus Amendment to Participation Agreement, Lease and Loan Agreement dated as of December 12, 1996 among Transok Gas Processing Company, as Lessee, Transok, Inc., as the Transok Guarantor, CIBC Inc., as the Lessor, and certain Financial Institutions, as the Lenders, and Canadian Imperial Bank of Commerce, as Administrative Agent, and Bank of Montreal, as Documentation Agent.

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

      4.1* Certificate of Incorporation of Tejas (filed as Exhibit 3.1 to the 1988 Registration Statement).

      4.2* Certificate of Amendment to Certificate of Incorporation of Tejas dated May 12, 1993 (filed as Exhibit 4.3 to Tejas' Form 10-Q for the quarter ended June 30, 1993).

      4.3* By-Laws of Tejas (filed as Exhibit 3.2 to the 1988 Registration Statement).

      4.4* Certificate of Designation of 9.96% Preferred Stock dated January 26, 1993 (filed as Exhibit 2(c) to Amendment No. 1 to Tejas' Registration Statement on Form 8-A (filed on March 25, 1993) relating to Tejas' 9.96% Depositary Shares and 9.96% Preferred Stock).

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

      4.15* Amended and Restated Secured Credit Agreement dated January 12, 1995 among Tejas- Acadian Holding Company, certain Financial Institutions as the Lenders and Bank of Montreal, Canadian Imperial Bank of Commerce and Citibank, N.A. as Co-Agents for the Lenders, and Canadian Imperial Bank of Commerce as Administrative Agent for the

              Lenders (filed as Exhibit 10.30 to Tejas' Form 10-K for the fiscal year ended December 31, 1994).

      4.16* Form of Indenture between Tejas Gas Corporation and Texas Commerce Bank, N.A., as Trustee (filed as Exhibit 4 to Tejas' Form S-3 Registration Statement, No. 333- 06207).

      4.17* Issuing and Paying Agency Agreement for Medium Term Notes dated as of March 30, 1992 between Transok, Inc. and Central and South West Services, Inc. including (I) Privately-Placed Medium-Term Notes Administrative Procedures for Fixed Rate and Floating Rate Notes as Exhibit A, (ii) Form of Fixed Rate Medium-Term Note as Exhibit B, and (iii) Form of Floating Rate Medium-Term Notes as Exhibit C (filed as Exhibit 4.10 to Tejas' Form 10-Q for the quarter ended June 30, 1996).

      4.18 Amended and Restated Secured Credit Agreement dated as of December 12, 1996, among Transok, Inc., as the Borrower, and certain Financial Institutions, as the Lenders, Bank of Montreal, as Administrative Agent, and Canadian Imperial Bank of Commerce, as Documentation Agent.

                        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, instruments with respect to long-term debt have been omitted where the amount of authorized indebtedness under such instruments does not exceed 10 percent of the total consolidated assets of Tejas. Tejas hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon its request.

      10.1*   Form of Tejas Gas Executive Incentive Agreement (filed as Exhibit
              10.12 to the 1988 Registration Statement).

      10.2 Tejas Gas Corporation Employee Stock Option Plan, as amended and restated effective January 1, 1997.

      10.3 Tejas Gas Corporation Director Stock Option Plan, as amended and restated effective January 1, 1997.

      10.4* Form of Tejas Gas Corporation Stock Option Agreement for Employee Stock Option Plan (filed as Exhibit 10.4 to Tejas' Form 10-K for the year ended 1995).


      10.5* Director Stock Award Plan, as approved on October 5, 1995 by the Board of Directors of Tejas (filed as Exhibit 4.6 to Tejas' Registration Statement on Form S-8, No. 33- 64895).

      10.6* First Amendment to Director Stock Award Plan, as approved on December 9, 1995 by the Board of Directors of Tejas (filed as
              Exhibit 4.7 to Tejas' Registration Statement on Form S-8, No. 33-64895).

      10.7* Tejas Gas Corporation Thrift Plan, as amended and restated effective January 1, 1997 (filed as Exhibit 4.10 to Tejas' Form S-8, No. 333-18349).

      10.8* Tejas Gas Corporation Thrift Benefit Restoration Plan, effective as of August 9, 1994 (filed as Exhibit 10.1 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

      10.9* First Amendment to the Tejas Gas Corporation Thrift Benefit Restoration Plan dated April 12, 1995 (filed as Exhibit 10.2 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

      10.10* Second Amendment to the Tejas Gas Corporation Thrift Benefit Restoration Plan dated October 6, 1995 (filed as Exhibit 10.17 to Tejas' Form 10-K for the year ended December 31, 1995).

      10.11* Tejas Gas Corporation Thrift Benefit Restoration Trust between Tejas and The First National Bank of Boston, as trustee, dated September 16, 1994 (filed as Exhibit 10.2 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

      10.12* Tejas Gas Corporation Pension Benefit Restoration Plan, effective as of August 9, 1994 (filed as Exhibit 10.3 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

      10.13* First Amendment to the Tejas Gas Corporation Pension Benefit Restoration Plan dated April 12, 1995 (filed as Exhibit 10.3 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

      10.14* Tejas Gas Corporation Pension Benefit Restoration Trust between Tejas and The First National Bank of Boston, as trustee, dated September 16, 1994 (filed as Exhibit 10.4 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

      10.15 Tejas Gas Corporation Annual Incentive Plan effective as of January 1, 1997.

      10.16* Exchange Agreement dated July 24, 1995, among Tejas, Tejas-Acadian Holding Company, Acadian Gas Corporation and Rene R. Joyce (filed as Exhibit 10.4 to Tejas' Form 10-Q for the quarter ended September 30, 1995).

      10.17* Termination and Grant Agreement dated October 5, 1995, among Tejas, Acadian Gas Corporation and Rene R. Joyce (filed as Exhibit
              10.5 to Tejas' Form 10-Q for the quarter ended September 30,
              1995).

      10.18* Split Dollar Agreement for Jay A. Precourt dated December 21, 1994 and related Collateral Agreement (filed as Exhibit 10.4 to Tejas' Form 10-Q for the quarter ended March 31, 1995).

      10.19* Master Natural Gas Purchase Agreement between Tejas Gas Storage Company and Houston Gas Venture, L.L.C. effective as of September 16, 1994 (filed as Exhibit 10.6 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

      10.20* Marketing Agreement between Tejas Gas Storage Company and Houston Gas Venture, L.L.C. effective as of September 16, 1994 (filed as
              Exhibit 10.7 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

      10.21* Intrastate Gas Storage Agreement between Tejas Gas Storage Company and Houston Gas Venture, L.L.C. effective as of September 16, 1994 (filed as Exhibit 10.8 to Tejas' Form 10-Q for the quarter ended September 30, 1994).

      10.22* Consultancy Agreement dated January 1, 1995 between F.C.H. Operating Company and Tejas (filed as Exhibit 10.27 to Tejas' Form 10-K for the fiscal year ended December 31, 1994).

      10.23* Amended and Restated Secured Credit Agreement dated January 12, 1995 among Tejas Natural Gas Company, certain Financial Institutions as the Lenders and Bank of Montreal, Canadian Imperial Bank of Commerce and Citibank, N.A. as Co-Agents for the Lenders and Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders. (filed as Exhibit 10.29 to Tejas' Form 10-K for the fiscal year ended December 31, 1994).

      10.24 First Amendment to Amended and Restated Secured Credit Agreement dated as of December 20, 1996, among Tejas Natural Gas Company, as the Borrower, and certain Lending Institutions, as the Lenders, and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders.

      10.25* Amended and Restated Secured Credit Agreement dated January 12, 1995 among Tejas- Acadian Holding Company, certain Financial Institutions as the Lenders and Bank of Montreal, Canadian Imperial Bank of Commerce and Citibank, N.A. as Co-Agents for the Lenders, and Canadian Imperial Bank of Commerce as Administrative Agent for the Lenders (filed as Exhibit 10.30 to Tejas' Form 10-K for the fiscal year ended December 31, 1994).

      10.26 First Amendment to Amended and Restated Secured Credit Agreement dated as of December 20, 1996, among Tejas-Acadian Holding Company, as the Borrower, and certain Lending Institutions, as the Lenders, and Bank of Montreal, Canadian Imperial Bank of Commerce and Citibank, N.A., as Co-Agents for the Lenders, and Canadian Imperial Bank of Commerce, as Administrative Agent for the Lenders.

      10.27* Loan Agreement and Trust Indenture with respect to Industrial Development Revenue Bonds for Doddridge County, West Virginia (filed as Exhibit 10.9 to the 1988 Registration Statement).

      10.28* Loan Agreement and Trust Indenture with respect to Industrial Development Refunding Revenue Bonds for Pleasants County, West Virginia (filed as Exhibit 10.17 to Tejas' Form 10-Q for the quarter ended June 30, 1990).

      10.29* Loan Agreement and Trust Indenture with respect to Industrial Development Refunding Revenue Bonds for Lewis County, West Virginia (filed as Exhibit 10.18 to Tejas' Form 10-Q for the quarter ended June 30, 1990).

      10.30* Cavern Lease Agreement between Shell Oil Company and Pontchartrain Natural Gas System dated as of June 17, 1992 (filed as Exhibit
              10.21 to Tejas' Form 8-K dated June 29, 1992).

      10.31* Sublease Agreement between Shell Oil Company and Pontchartrain Natural Gas system dated as of June 17, 1992 (filed as Exhibit
              10.22 to Tejas' Form 8-K dated June 29, 1992).

      10.32* Operating Agreement between Shell Pipe Line Corporation, acting on behalf of Shell Oil Company, and Pontchartrain Natural Gas System dated as of June 17, 1992 (filed as Exhibit 10.23 to Tejas' Form 8-K dated June 29, 1992).

      10.33* Construction and Operating Agreement for the Austin Pipeline between Intrastate Gathering Corporation and Houston Pipe Line Company dated September 19, 1986 (filed as Exhibit 10(dd) to the 1993 Registration Statement).

      10.34* Construction, Operating and Tax Agreement between Intrastate Gathering Corporation and Houston Pipe Line Company dated November 19, 1985 (filed as Exhibit 10(ee) to the 1993 Registration Statement).

      10.35* Construction, Operating and Tax Agreement Amendment between Houston Pipe Line Company and Gulf Energy Pipeline Company amending the Construction, Operating and Tax Agreement dated November 19, 1985 (filed as Exhibit 10(ff) to the 1993 Registration Statement).

      10.36* Letter of Intent dated September 12, 1991 regarding Pontchartrain Natural Gas System, Acadian Gas Pipeline System and LGS Natural Gas Company (filed as Exhibit 10(gg) to the 1993 Registration Statement).

      10.37* Agreement of Limited Partnership for Evangeline Gas Pipeline Company, L.P. among Evangeline Gas Corp., Evangeline Gulf Coast Gas Corporation and Evangeline Northwest Corp. dated as of September 24, 1991 (filed as Exhibit 10(hh) to the 1993 Registration Statement).

      10.38* Gulf Coast Natural Gas Company Partnership Agreement between ENSERCH Corporation and Tejas Gas Transmission Company dated as of October 1, 1991 but effective as of January 1, 1992 (filed as
              Exhibit 10(ii) to the 1993 Registration Statement).

      10.39* First Amendment to Partnership Agreement between ENSERCH Corporation and Tejas Gas Transmission Company dated as of October 1, 1991 but effective as of January 1, 1992 (filed as Exhibit 10(jj) to the 1993 Registration Statement).

      10.40* Partnership Contribution Agreement among ENSERCH Corporation, Tejas Gas Transmission Company and Gulf Coast Natural Gas Company dated as of October 1, 1991 but effective as of January 1, 1992 (filed as Exhibit 10(kk) to the 1993 Registration Statement).

      10.41* Construction, Ownership, Operation and Maintenance Agreement between Gulf Energy Pipeline Company and Houston Pipe Line Company dated as of August 20, 1992 (("Big Cowboy System") filed as
              Exhibit 10(ll) to the 1993 Registration Statement).

      10.42* Deferred Payment Agreement dated December 28, 1990 among Acadian Gas Corporation, Tejas, Texas Oil and Gas Corporation and Occidental Petroleum Corporation (filed as Exhibit 10(mm) to the 1993 Registration Statement).

      10.43* Tax Allocation dated December 27, 1988 between Tejas and Tejas Gas Corp. (filed as Exhibit 10(nn) to the 1993 Registration Statement).

      10.44* Tax Allocation dated December 28, 1990 between Tejas and Acadian Gas Corporation (filed as Exhibit 10(oo) to the 1993 Registration Statement).

      10.45* Gas Sale and Purchase Contract Between Tejas, as Seller, and Coral Energy Resources, L.P., as Buyer, dated November 1, 1995 (filed as
              Exhibit 10.1 to Tejas' Form 8-K dated November 2, 1995, as amended by a Form 8-K/A dated January 31, 1996) (certain portions of
              Exhibit 10.50 were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

      10.46* Gas Sale and Purchase Contract between Acadian Gas Corporation, as Seller, and Coral Energy Resources, L.P., as Buyer, dated November 1, 1995 (filed as Exhibit 10.2 to Tejas' Form 8-K dated November 2, 1995, as amended by a Form 8-K/A dated January 31, 1996) (certain portions of Exhibit 10.51 were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

      10.47* Limited Partnership Agreement of Coral Energy Resources, L.P., dated September 1, 1995 (filed as Exhibit 10.3 to Tejas' Form 8-K dated November 2, 1995, as amended by Form 8-K/A dated January 31,
              1996) (certain portions of Exhibit 10.52 were omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

      10.48* First Amendment Agreement to the Limited Partnership Agreement of Coral Energy Resources, L.P. dated April 3, 1996 (filed as Exhibit
              10.1 to Tejas' Form 10-Q for the quarter ended June 30, 1996).

      10.49* Second Amendment Agreement to the Limited Partnership Agreement of Coral Energy Resources, L.P. dated April 10, 1996 (filed as
              Exhibit 10.2 to Tejas' Form 10-Q for the quarter ended June 30,
              1996).

      10.50* Third Amendment Agreement to the Limited Partnership Agreement of Coral Energy Resources, L.P. dated June 3, 1996 (filed as Exhibit
              10.3 to Tejas' Form 10-Q for the quarter ended June 30, 1996).

      10.51* Amended and Restated Limited Liability Company Agreement of Tejas-Magnolia Energy, L.L.C. dated as of December 18, 1995 (filed as Exhibit 10.53 to Tejas' Form 10- K for the year ended December 31, 1995).

      10.52* Class B Units Membership Subscription Agreement dated as of December 18, 1995 between Tejas-Magnolia Energy, L.L.C. and Magnolia Energy Venture Trust (filed as Exhibit 10.54 to Tejas' Form 10-K for the year ended December 31, 1995).

      10.53* Amended and Restated Firm Intrastate Service Agreement dated as of March 12, 1996 between Transok, Inc., as transporter, and Public Service Company of Oklahoma, as shipper, as amended by Amendment dated as of June 6, 1996 (filed as Exhibit 10.5 to Tejas' Form 10-Q for the quarter ended June 30, 1996).

      10.54* Indemnification Agreement dated as of June 6, 1996 between Public Service Company of Oklahoma and Transok, Inc. (filed as Exhibit
              10.6 to Tejas' Form 10-Q for the quarter ended June 30, 1996).

      11.1    Computations of Earnings Per Common Share.

      21.1    Subsidiaries of Tejas.

      23.1    Consent of Deloitte & Touche LLP, independent auditors.

---------------

*     Incorporated by reference as indicated.