Form 10-Q
period 1997-03-31
TEJAS GAS CORP
filed 1997-05-14
CIK 96864

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

           (MARK ONE)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______
                                   ----------
                         COMMISSION FILE NUMBER 0-17389
                                   ----------
                              TEJAS GAS CORPORATION
             (Exact name of registrant as specified in its charter)
                                   ----------
                DELAWARE                           76-0263364
      (State or other jurisdiction              (I.R.S. Employer
    of incorporation or organization)          Identification No.)

          1301 MCKINNEY, SUITE 700
               HOUSTON, TEXAS                        77010
  (Address of principal executive offices)        (Zip Code)

                                 (713) 658-0509
              (Registrant's telephone number, including area code)
                                   ----------
       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [_]

        As of April 30, 1997, Tejas Gas Corporation had 20,557,140 shares of common stock, par value $.25 per share, outstanding.
================================================================================

                              TEJAS GAS CORPORATION

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      The consolidated financial statements of Tejas Gas Corporation ("Tejas") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these financial statements be read in conjunction with the audited financial statements and the notes thereto included in Tejas' Annual Report on Form 10-K for the year ended December 31, 1996.

      Because of the seasonal nature of Tejas' operations, among other factors, the results of operations for the interim periods presented are not necessarily indicative of the results to be expected for an entire year.

                              TEJAS GAS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                       March 31,    December 31,
                                                          1997          1996
                                                       ----------    ----------
                                                             (IN THOUSANDS)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ......................   $   22,605    $   45,247
    Accounts receivable ............................      177,729       384,652
    Exchange gas receivable ........................       11,591        10,792
    Storage gas inventory ..........................       27,991        45,389
    Prepaids and other current assets ..............       16,591        29,154
    Deferred income tax assets .....................        2,097         2,097
                                                       ----------    ----------
       Total current assets ........................      258,604       517,331
                                                       ----------    ----------
PROPERTY, PLANT AND EQUIPMENT - AT COST ............    1,562,334     1,526,499
    Less accumulated depreciation ..................      219,247       217,261
                                                       ----------    ----------
       Property, plant and equipment, net ..........    1,343,087     1,309,238
                                                       ----------    ----------
GOODWILL, NET ......................................       10,258         9,811
                                                       ----------    ----------
INVESTMENTS AND OTHER ASSETS .......................      106,905        68,168
                                                       ----------    ----------
       TOTAL .......................................   $1,718,854    $1,904,548
                                                       ==========    ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Gas purchases payable ..........................   $  198,130    $  363,748
    Exchange gas payable ...........................       12,399         9,237
    Accounts payable ...............................       18,857        26,124
    Accrued liabilities ............................       44,690        82,160
    Current maturities of long-term obligations ....        7,482         7,382
                                                       ----------    ----------
       Total current liabilities ...................      281,558       488,651
                                                       ----------    ----------
OTHER LIABILITIES ..................................          485          --
                                                       ----------    ----------
LONG-TERM DEBT .....................................      851,355       847,755
                                                       ----------    ----------
DEFERRED INCOME TAXES ..............................       79,745        72,072
                                                       ----------    ----------
COMMITMENTS AND CONTINGENCIES ......................         --            --
                                                       ----------    ----------
MINORITY INTERESTS .................................       52,879        54,610
STOCKHOLDERS' EQUITY:
    Preferred Stock, $1 par value; 6,000,000
     shares authorized
       200,000 shares of 9.96% Cumulative
         Preferred Stock issued and
         outstanding in 1997 and 1996; $250
         liquidation preference per share ..........          200           200
       260,000 shares of 5 1/4% Convertible
         Preferred Stock issued and outstanding
         in 1997 and 1996; $250 liquidation
         preference per share ......................          260           260
    Common Stock, $.25 par value; 30,000,000
     shares authorized;
       20,557,140 and 20,551,051 shares issued
         and outstanding in 1997 and 1996,
         respectively ..............................        5,139         5,138
    Capital surplus ................................      294,763       294,599
    Retained earnings ..............................      152,470       141,263
                                                       ----------    ----------
       Total stockholders' equity ..................      452,832       441,460
                                                       ----------    ----------
       TOTAL .......................................   $1,718,854    $1,904,548
                                                       ==========    ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)


Three Months Ended March 31,                                 1997        1996
                                                          ---------------------
                                                          (IN THOUSANDS, EXCEPT
                                                            PER SHARE AMOUNTS)
REVENUES ...............................................  $ 689,617   $ 432,401
                                                          ---------   ---------
COSTS AND EXPENSES:
    Cost of sales ......................................    613,838     389,072
    Operating expenses .................................     17,153       9,516
    Depreciation and amortization ......................     13,756       8,079
    General and administrative .........................     11,910       6,047
                                                          ---------   ---------
             Total .....................................    656,657     412,714
                                                          ---------   ---------
EARNINGS FROM OPERATIONS ...............................     32,960      19,687
                                                          ---------   ---------
OTHER INCOME (EXPENSE):
    Equity in earnings (loss) of unconsolidated entities      4,077       3,666
    Interest income ....................................        400         302
    Interest expense ...................................    (14,725)     (5,155)
    Minority interests .................................     (1,403)       (947)
    Other, net .........................................        (62)         92
                                                          ---------   ---------
             Total .....................................    (11,713)     (2,042)
                                                          ---------   ---------
EARNINGS BEFORE INCOME TAXES ...........................     21,247      17,645
                                                          ---------   ---------
INCOME TAXES:
    Current ............................................        268       3,939
    Deferred ...........................................      7,674       2,768
                                                          ---------   ---------
             Total .....................................      7,942       6,707
                                                          ---------   ---------
NET EARNINGS ...........................................     13,305      10,938
                                                          ---------   ---------
PREFERRED STOCK DIVIDEND REQUIREMENTS ..................      2,098       2,098
                                                          ---------   ---------
NET EARNINGS APPLICABLE TO COMMON STOCK ................  $  11,207   $   8,840
                                                          ---------   ---------
WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING .................................     20,555      17,405
                                                          ---------   ---------
EARNINGS PER COMMON SHARE ..............................  $    0.55   $    0.51
                                                          ---------   ---------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            TEJAS GAS CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


Three Months Ended March 31,                                  1997       1996
                                                            --------   --------
                                                               (IN THOUSANDS)
OPERATING ACTIVITIES:
     Net earnings ........................................  $ 13,305   $ 10,938
     Adjustments to reconcile net earnings to
        net cash provided by operating activities:
           Depreciation and amortization .................    13,756      8,079
           Amortization of deferred loan costs ...........       665        221
           Deferred income taxes .........................     7,674      2,768
           Equity in (earnings) loss of
             unconsolidated entities .....................    (4,077)    (3,666)
           Distributions from unconsolidated entities ....     5,152      2,389
           Other, net ....................................        95        238
                                                            --------   --------
                                                              36,570     20,967
                                                            --------   --------
        Net increase in working capital, net of
           effects from acquisitions .....................    27,931     53,169
                                                            --------   --------
        Net cash provided by operating activities ........    64,501     74,136
                                                            --------   --------
INVESTING ACTIVITIES:
     Capital expenditures and investments ................   (89,232)    (8,559)
     Other, net ..........................................     2,054        425
                                                            --------   --------
     Net cash used in investing activities ...............   (87,178)    (8,134)
                                                            --------   --------
FINANCING ACTIVITIES:
     Net borrowings (repayments) under
       line-of-credit agreements .........................     3,600      3,000
     Retirement of long-term debt ........................      --      (67,000)
     Preferred stock dividends ...........................    (2,098)    (2,098)
     Net (distribution)/contribution to
       minority interest holders .........................    (1,632)      --
     Other, net ..........................................       165          7
                                                            --------   --------
     NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES ..............................        35    (66,091)
                                                            --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ................   (22,642)       (89)
                                                            --------   --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........    45,247     29,935
                                                            --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............  $ 22,605   $ 29,846
                                                            ========   ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            TEJAS GAS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      The accompanying consolidated financial statements and notes thereto for Tejas Gas Corporation ("Tejas") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In connection with the preparation of these financial statements, management was required to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues, expenses and disclosure of contingent liabilities. Actual results could differ from such estimates. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in Tejas' Annual Report on Form 10-K for the year ended December 31, 1996.

      Certain amounts in the Consolidated Financial Statements for periods prior to 1997 have been reclassified to conform to the current presentation.

      In the opinion of Tejas' management, all adjustments (all of which are normal and recurring) have been made which are necessary to fairly state the consolidated financial position of Tejas and subsidiaries as of March 31, 1997, the results of their operations for the three month periods ended March 31, 1997 and 1996 and the cash flows for the three month periods ended March 31, 1997 and 1996.


2.    INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

      Effective January 1, 1997, Tejas increased its ownership in Coral Energy, L.P. ("Coral") to fifty percent. Coral was previously owned one-third by Tejas and two-thirds by Shell Oil Company.


3.    STOCKHOLDERS' EQUITY

      On April 11, 1996, the Tejas Board of Directors authorized a three-for-two split of the Common Stock of Tejas effected in the form of a stock dividend payable to stockholders of record as of April 26, 1996. All references to shares issued and outstanding, average shares outstanding and earnings per common share included in the financial statements and accompanying notes and schedules for 1996 have been restated to give effect to the stock split. During the first quarter of 1997 Tejas granted options for 114,950 shares to its employees. During the same period, options for 5,975 shares were exercised.

4.    SUPPLEMENTAL CASH FLOW INFORMATION

      The "Net change in working capital, net of effects from acquisitions" amount included in the Consolidated Statements of Cash Flows is comprised of the following:

                                               Three Months Ended March 31,
                                                   --------------------
                                                     1997        1996
                                                   ---------   --------
                                                       (IN THOUSANDS)
        Decrease (increase) in:
           Accounts receivable ..................  $ 206,923   $ (3,377)
           Exchange gas receivable ..............       (799)       457
           Storage gas inventory ................     16,821     28,249
           Prepaids and other current assets ....     11,519      6,082
        Increase (decrease) in:
           Gas purchases payable ................   (165,618)    13,743
           Exchange gas payable .................      3,162      4,460
           Accounts payable .....................     (7,267)     1,421
           Accrued liabilities ..................    (36,810)       194
           Income taxes payable .................       --        1,940
                                                   ---------   --------
             Total ..............................  $  27,931   $ 53,169
                                                   ---------   --------

5.    COMMITMENTS AND CONTINGENCIES

THE LONG TRUST LITIGATION

      Tejas is a defendant or party in various lawsuits that have risen in the ordinary course of Tejas' business. In particular, a subsidiary of Tejas is a defendant in THE LONG TRUSTS V. TEJAS GAS CORP. ET. AL., 123rd Judicial District Court, Panola County, Texas, filed March 1, 1989, in which plaintiffs assert claims and allege damages for breach of contract and failure to take-or-pay for natural gas pursuant to three natural gas purchase contracts. Plaintiffs allege that, in addition to failing to take-or-pay for gas, Tejas breached (a) one of the contracts by failing to take a minimum quantity of gas and to install and maintain pipeline facilities sufficient to permit Tejas to meet its quantity purchase obligations, and (b) all three contracts by failing to take gas in quantities sufficient to enable plaintiffs to produce ratably with other producers in a common reservoir. In plaintiffs' Seventh Amended Original Petition filed April 11, 1997, the plaintiffs are seeking take-or-pay damages for the twelve year period 1984-1996 in excess of $36 million, plus prejudgment interest, post-judgment interest, attorneys' fees and court costs and other unspecified actual damages. In connection with their depositions in this matter, certain expert witnesses retained by The Long Trusts have presented damage models purporting to show approximately $60 million in take-or-pay damages and $70 million for failure to take The Long Trusts' gas ratably. Management disputes The Long Trusts' claims and believes that The Long Trusts' damage models are seriously flawed. On January 6, 1993, the court entered an interlocutory summary judgment order granting in part and denying in part plaintiffs' motions for summary judgment. The court found, among other things, as a matter of law that (a) Tejas breached the minimum take obligations under one of the contracts, (b) Tejas is not entitled to any credits or offsets for natural gas purchased by third parties, and (c) the "availability" of natural gas for take-or-pay purposes is established by the delivery capacity testing procedures in the contracts. Damages, if any, have not been determined. The effect of this order on Tejas' case is unclear and Tejas has sought clarification and rehearing, but intends nevertheless to defend its position aggressively.

      Because of the relationship between The Long Trusts', contracts and certain contracts between Tejas and Valero Transmission Company ("VTC"), and in order to resolve existing and potential claims and disputes, Tejas, VTC and Valero Transmission, L.P. ("VTLP") entered into an agreement, pursuant to which, among other things, Tejas, VTC and VTLP would cooperate in the conduct of The Long Trusts' litigation, and VTC and VTLP would bear a substantial portion of the costs of any appeal and of the amount of any nonappealable final judgment rendered against Tejas. On April 15, 1994, the plaintiffs named VTC and VTLP (collectively "Valero") as additional defendants to the lawsuit, alleging that Valero intentionally and maliciously interfered with the plaintiffs' contracts with Tejas. In its Seventh Amended Original Petition, plaintiffs are seeking damages against Valero in an amount in excess of $200 million for loss of profits which plaintiffs claim they would have realized but for Valero's alleged acts of interference. Plaintiffs further allege that Tejas conspired with Valero in interfering with the contracts and that Tejas should be jointly liable with Valero for the damages plaintiffs have asserted against Valero. Plaintiffs also seek from Valero exemplary damages treble the amount of the actual, economic damages, if any, found by the court for the interference claim. Plaintiffs have also added Tejas Gas Corporation as a defendant claiming that Tejas Gas Corporation operated with its subsidiary, Tejas Gas Corp., as a single business entity and should therefore be liable for the alleged wrongful acts of Tejas Gas Corp. Plaintiff alleges similar claims against Valero Energy Corporation with respect to VTC and VTLP.

      Although Tejas has not obtained a formal opinion, based on discussions with outside counsel and an internal examination of this lawsuit, management believes that it has adequate defenses or recourse to third parties relating to such lawsuit and does not believe this matter will have a material adverse effect on Tejas' financial condition.

      Tejas' West Clear Lake Storage Facility ("WCLSF") requires the maintenance of cushion gas in order to sustain anticipated operational requirements. Such cushion gas requirements have been satisfied by a combination of natural gas purchased by Tejas and third party natural gas stored in the facility. At March 31, 1997, Tejas had purchased approximately 12.5 billion cubic feet ("Bcf") of cushion gas. In late 1994, Tejas entered into an agreement with a third party whereby the third party agreed to purchase up to 35 Bcf of natural gas at a cost not to exceed $65 million and to store such gas in the WCLSF. The agreement with the third party was scheduled to expire in September 2000. Effective January 16, 1997, the third party agreement described above was amended and extended. The principal modifications to the agreement included the extension of the contract expiration date to December 31, 2002 and, at Tejas' option, an increase in the maximum volume of natural gas that may be stored in Tejas' facilities, including the Greasy Creek Storage Facility, to 70 Bcf. In order to secure Tejas' ability to purchase the natural gas from the third party, the agreement provides for the payment by Tejas of a reservation fee to the third party which is adjusted quarterly based upon the third party's financing costs. On certain option dates, Tejas may elect to purchase specified volumes of the third party's gas based upon market prices. Should Tejas decline to purchase the natural gas, the third party may instruct Tejas to sell such volumes on the third party's behalf. In such case, it will be necessary for Tejas to obtain cushion gas through other means in order to meet the anticipated operational requirements of the WCLSF. At March 31, 1997, the third party had approximately 16.4 Bcf of natural gas in storage at the WCLSF, which such party purchased for $31 million. Tejas estimates the net 1997 cost related to the reservation of the 16.4 Bcf of natural gas to be approximately $1.4 million.

      Tejas bears the cost of physical loss, if any, incurred during storage. Management estimates that physical losses will not be significant and has insured against physical losses due to catastrophic events.

6.    EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of SFAS No. 128 would not change basic earnings per share for the quarters ended March 31, 1997 and 1996 and would not have a material impact on diluted earnings per share for either period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                 FIRST QUARTER 1997 VERSUS FIRST QUARTER 1996

      A summary of natural gas average daily throughput is set forth below:

Three Months Ended March 31,                                     1997(3)   1996
--------------------------------------------------------------    -----    -----
Average daily throughput in million cubic feet ("MMcf")
    System sales .............................................    2,050    1,860
    Transportation ...........................................    2,054    1,480
    Partnership volumes (Tejas' share)(1) ....................      164      113
                                                                  -----    -----
    Total system throughput ..................................    4,268    3,453
    Gas processed and other ..................................      279       80
                                                                  -----    -----
        Total throughput .....................................    4,547    3,533
                                                                  =====    =====
Natural gas processing data:
    Average daily natural gas liquids production in
        thousands of gallons .................................    1,381      143
    Average daily inlet volumes in MMcf ......................      538       75
Natural gas treating data:
    Average daily  inlet volumes in MMcf(2) ..................       32       24
                                                                  -----    -----

(1)   Includes Tejas' share of unconsolidated partnerships.

(2) Treated volumes are also included in transportation volumes since such volumes are transported by Tejas' natural gas pipelines.

(3)   Includes Transok operations.

      Tejas' net earnings for the first three months of 1997 were $13.3 million as compared to $10.9 million for the first three months of 1996, an increase of $2.4 million. Net earnings applicable to common stock for the first quarter of 1997 were $11.2 million as compared to $8.8 million for the first quarter of 1996, an increase of $2.4 million. Earnings per common share increased to $.55 for the 1997 first quarter as compared to $.51 for the 1996 first quarter, after restatement for the three-for-two stock split (see Note 3 of "Notes to Consolidated Financial Statements"). Net earnings applicable to common stock and per share results are after provisions for dividends on Tejas' 9.96% Cumulative Preferred Stock (the "9.96% Preferred Stock") and Tejas' 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock").

      As more fully discussed below, Tejas' growth for the 1997 period is the result of several factors, the most significant of which is the inclusion of the operating results of Transok, Inc. ("Transok") which was acquired from Central and Southwest Corporation (the "Transok operations") in June 1996.

REVENUES

      Revenues for the first three months of 1997 were $689.6 million as compared to $432.4 million for the first three months of 1996, an increase of $257.2 million. The 59% growth in revenues is primarily a result of the acquisition of Transok in June 1996, the availability of natural gas and the operational flexibility at the West Clear Lake Storage Facility (the "WCLSF").

NATURAL GAS SYSTEMS

      Sales and transportation of natural gas through its owned and/or operated natural gas pipeline systems is Tejas' core business. For the first quarter of 1997, Tejas' system volumes increased 24% from the first quarter of 1996 to a total of 4.3 billion cubic feet ("Bcf") per day. Improved sales and transportation volumes resulted in a $28.8 million increase in gross profit for the first three months of 1997 as compared to the first three months of 1996. A significant portion of this improvement resulted from an increase in system throughput due to the inclusion of the Transok operations in 1997, the availability of natural gas and the operational flexibility at the WCLSF.

ENERGY MARKETING PARTNERSHIP- CORAL ENERGY, L.P.

      Coral Energy, L.P. ("Coral"), the energy marketing venture between Tejas and Shell, commenced operations in November 1995. Coral's total sales volume for the first quarter of 1997 averaged 5.8 Bcf per day. The income from the partnership contributed $3.7 million to Tejas' pre-tax income. Effective January 1, 1997, Tejas increased its ownership in Coral from one-third to fifty percent.

NATURAL GAS PROCESSING/TREATING/OFF-SYSTEM MARKETING

      During the first quarter of 1997, Tejas' natural gas processing, treating and off-system marketing activities contributed gross profit of $6.1 million as compared to $2.5 million for the corresponding period in 1996. The $3.6 million increase in gross profit for such activities is primarily attributable to Transok operations in the first quarter of 1997.

OPERATING EXPENSES/DEPRECIATION/GENERAL AND ADMINISTRATIVE EXPENSES

      Operating expenses, depreciation, and general and administrative expenses increased by $19.2 million to $42.8 million for the first quarter of 1997 as compared to the 1996 first quarter. The increase was primarily due to the inclusion of Transok operations in 1997.

OTHER INCOME (EXPENSE)

      Interest expense increased by $9.6 million to $14.7 million in the first quarter of 1997 as compared to the first quarter of 1996 as a result of the additional financing required for the acquisition of Transok in June 1996.

CAPITAL RESOURCES, LIQUIDITY AND OUTLOOK

CASH FLOWS FROM OPERATING ACTIVITIES

      For the quarter ended March 31, 1997, net cash provided by operating activities totaled $64.5 million as compared to $74.1 million for the same period in 1996. This $9.6 million decrease in net cash provided by operations is primarily due to changes in working capital. Excluding net changes in working capital components, Tejas' operating activities generated $36.6 million in cash during the first three months of 1997 as compared to $21 million in the first three months of 1996, an increase of $15.6 million due primarily to higher cash earnings.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used in investing activities during the first quarter of 1997 totaled $87.2 million. Approximately $89 million was used to expand the storage and transportation facilities in Oklahoma and to increase Tejas' ownership in Coral to fifty percent.

LIQUIDITY

      Tejas' working capital decreased $51.7 million to a negative $23 million at March 31, 1997 from $28.7 million at December 31, 1996. This decrease was due primarily to cash outlays during the first quarter of 1997 for capital expenditures and investments in unconsolidated subsidiaries. In order to effectively utilize its cash balances, Tejas will continue to make periodic borrowings under its revolving credit facilities and money market credit lines to meet immediate cash needs.

      At March 31, 1997, Tejas' long-term debt with banks totaled $643.2 million, consisting of $443.8 million borrowed under Tejas' $480 million revolving credit facilities established for its subsidiaries Tejas- Acadian Holding Company ("TAHC") and Tejas Natural Gas Company ("TNGC"), $195.8 million borrowed under a $275 million credit facility established for its subsidiary Transok and $3.6 million borrowed under various money market credit lines. In addition, Tejas has $200 million of long-term debt that was retained by Transok as part of the Transok acquisition and $8.2 million in notes payable, net of $2 million in current maturities, related to Industrial Development Refunding Revenue Bonds issued by Lewis and Pleasants Counties, West Virginia.

      The $455 million TAHC and $25 million TNGC credit facilities (the "Credit Agreements") bear interest at Tejas' option, based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). The margins over LIBOR that TAHC and TNGC must pay vary, depending on TAHC's funded debt to capitalization ratio, from a minimum of 0.5% to a maximum of 1.25%. Based upon borrowings at March 31, 1997, of $443.8 million, and after considering restrictions to provide for a $10 million letter of credit and borrowings under its money market credit lines (offset by cash available pursuant to the terms of such money market credit lines), approximately $26.2 million of additional borrowings were available under these amended facilities. Additionally, at March 31, 1997, based upon TAHC's funded debt to capitalization ratio test, both the TAHC and TNGC credit facilities bore interest at Tejas' option, of prime or LIBOR plus 0.75%. Under the terms of the Credit Agreements, after two years the revolving credit facilities will convert into six-year reducing revolving credit agreements unless extended at the option of the lenders. Commitment reductions aggregating $15 million per quarter are scheduled to begin March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004. Based upon the current terms of the Credit Agreements and the outstanding principal balances thereunder at March 31, 1997, no principal payments are required until the year 1999.

      The Transok credit facility bears interest, at Tejas' option, based upon either the prime rate or LIBOR. Depending upon Transok's funded debt to capitalization ratio, the margins over LIBOR that Transok must pay vary, subject to a minimum margin for a limited period of time, from a minimum of 0.5% to a maximum of 1.25%. Based upon the March 31, 1997 outstanding balance of approximately $196 million, the Transok credit facility had available borrowings of approximately $79 million and bore interest at Tejas' option, of prime or LIBOR plus 1.0%. Under the terms of the Transok credit facility, after two years the revolver will, unless extended at the option of the lenders, convert into a six year reducing revolver. Unless extended, commitment reductions of approximately $8.6 million per quarter will begin March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004. Nevertheless, based upon the current terms of the Transok credit facility and the outstanding principal balance thereunder at March 31, 1997, no principal payments are required until the year 2001.

      The obligations under the Transok credit facility are secured by certain intercompany notes, the capital stock of all of Transok's subsidiaries and certain partnership interests held by Transok, and are guaranteed by such subsidiaries. The obligations under the Credit Agreements are secured by the capital stock, partnership interests and various intercompany notes of all material subsidiaries and partnerships of TAHC (excluding the capital stock of Acadian Gas Corporation ("Acadian"), but including the capital stock and partnership interests of the material operating subsidiaries and partnerships of Acadian) and are guaranteed by such subsidiaries and partnerships. The notes payable related to the Lewis and Pleasants Counties' bonds are secured by bank letters of credit which in turn are secured by mortgages on two natural gas processing plants located in West Virginia. The notes are also subject to certain covenants and require that Tejas' subsidiaries, TAHC and Gulf Energy Gathering & Processing Corporation, maintain certain financial standards. All of Tejas' credit facilities are subject to certain covenants, including the maintenance of certain financial ratios, with which Tejas expects to be able to comply in the ordinary course of business.

      Although TAHC, TNGC and Transok have additional borrowing capacity available under the Credit Agreements and the Transok credit facility, the amount of loans, advances and dividends that may be made to Tejas from TAHC, TNGC and Transok under the Credit Agreements and the Transok credit facility is subject to certain limitations. At March 31, 1997, the permitted amount of such payments was $179.6 million. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations. Tejas' liquidity is ultimately dependent on cash generated by operations, and Tejas believes its earnings from operations will generate sufficient cash to fund expansion projects, make required debt payments and meet anticipated dividend requirements of the 9.96% Preferred Stock and 5 1/4% Preferred Stock in the foreseeable future.

      Tejas has uncommitted money market credit lines which allow Tejas to borrow up to $50 million for periods of up to two months. Any such borrowings are unsecured and may be extended for additional periods if agreed to by the lenders. At March 31, 1997, Tejas had borrowings of $3.6 million outstanding under such lines. Tejas has agreed to maintain funds including, but not limited to, availability under the Credit Agreements and the Transok credit facility sufficient to repay borrowings under the money market credit lines.

      A subsidiary of Tejas, Tejas-Magnolia Energy, L.L.C. ("Tejas-Magnolia"), makes distributions on preferred equity interests that were issued to a third party in return for a capital investment of $55 million. The distributions constitute a return on capital (at an effective fixed after tax cost to Tejas of 4.2%) and return of capital over an eight-year term. Annual distributions (including returns on and of capital) are approximately $8.7 million through 2001, approximately $9.5 million in each of 2002 and 2003 and approximately $2.3 million in 2004.

      As part of the Transok acquisition in June 1996 and the acquisition of pipeline and related facilities from Exxon in September 1993, Tejas (the "lessee") entered into separate five-year operating leases with third parties (the "lessor") for seven natural gas processing plants ("Plant Lease") and a pipeline system ("System Lease"), respectively. Lease payments under the two leases are adjusted quarterly based upon the respective lessor's financing costs. However, Tejas has entered into interest rate derivative agreements in a notional amount of $269.5 million to fully hedge the effects of such adjustments on the required minimum lease payments. The Plant Lease expires June 6, 2001 unless extended by mutual consent of the lessor and lessee for up to two additional two-year periods. The System Lease currently expires on September 14, 1998. Upon expiration of the leases, Tejas, at its option, may either purchase the leased properties or pay a termination fee of $106 million under the Plant Lease and $122.8 million under the System Lease.

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

OUTLOOK

      Tejas' first quarter 1997 results of operations were favorable when compared to the first quarter of 1996. Tejas believes there are more opportunities available for future growth and continued expansion of operations. The Transok acquisition provides Tejas with the opportunity to increase the sale of natural gas to certain new markets in Oklahoma and to increase the flow of natural gas, within the state, West to East. Proposed rules and regulations in Oklahoma may open significant additional industrial end-user and city gate markets to competition. These proposals, if passed or adopted, would present Transok with opportunities to compete for supply arrangements with customers not previously available to Transok. At the same time, these proposals and competitive bidding procedures that are being implemented by electric utilities expose Transok to the risk that other pipeline and marketing companies will seek to compete for Transok's existing supply and transportation arrangements with utilities, such as Public Service Company of Oklahoma ("PSO"). Although Transok presently transports substantially all of the natural gas requirements for PSO's gas-fired power stations in Oklahoma, competitors will begin transportation of natural gas for PSO in 1998. While no prediction can be made as to the continuation of the favorable impact of Coral on Tejas' prospects, Tejas believes that over the next several years Coral should be in a position to take advantage of the unutilized capacity in Tejas' major long-distance transmission lines. In addition, the large number of interconnects between Tejas' pipelines and other intrastate and interstate pipelines have the potential to become important supply points for Coral. The capital invested by Tejas at the WCLSF since September 1993 has increased the availability of natural gas and the operational flexibility of the WCLSF. This flexibility permits Tejas to sell approximately 25 Bcf of additional natural gas volumes annually out of this storage facility and to provide additional daily storage injection and withdrawal capabilities to accommodate the seasonal needs of customers. Further development of the WCLSF is possible and Tejas will continue to monitor and review the economic benefit of such development. While there can be no assurance that market conditions, including the average cost of natural gas held in storage, will always be conducive to maintaining the current level of profitability, Tejas has historically shown the ability to adapt to changing operational requirements and capitalize on new market opportunities. Although the foregoing factors present Tejas with opportunities to grow and expand, there can be no assurance that such factors will result in future growth and expansion of Tejas' operations, revenues or earnings.

      Tejas anticipates using substantially all of its available cash in 1997 and 1998 for capital expenditures, investments and acquisitions. To enhance throughput on Transok's pipeline system, in 1997 Tejas completed construction of a 24-inch pipeline which included eight additional compressors. Total capital expenditures and investments for 1997 are anticipated to be approximately $180 million, of which Tejas has already spent or committed to contractual obligations of approximately $104 million. Actual capital and investment expenditures may vary from budgeted amounts due to many factors.

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

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

      Tejas is a defendant or party in various lawsuits that have risen in the ordinary course of Tejas' business. In particular, a subsidiary of Tejas is a defendant in THE LONG TRUSTS V. TEJAS GAS CORP. ET. AL., 123rd Judicial District Court, Panola County, Texas, filed March 1, 1989, in which plaintiffs assert claims and allege damages for breach of contract and failure to take-or-pay for natural gas pursuant to three natural gas purchase contracts. Plaintiffs allege that, in addition to failing to take-or-pay for gas, Tejas breached (a) one of the contracts by failing to take a minimum quantity of gas and to install and maintain pipeline facilities sufficient to permit Tejas to meet its quantity purchase obligations, and (b) all three contracts by failing to take gas in quantities sufficient to enable plaintiffs to produce ratably with other producers in a common reservoir. In plaintiffs' Seventh Amended Original Petition filed April 11, 1997, the plaintiffs are seeking take-or-pay damages for the twelve year period 1984-1996 in excess of $36 million, plus prejudgment interest, post-judgment interest, attorneys' fees and court costs and other unspecified actual damages. In connection with their depositions in this matter, certain expert witnesses retained by The Long Trusts have presented damage models purporting to show approximately $60 million in take-or-pay damages and $70 million for failure to take The Long Trusts' gas ratably. Management disputes The Long Trusts' claims and believes that The Long Trusts' damage models are seriously flawed. On January 6, 1993, the court entered an interlocutory summary judgment order granting in part and denying in part plaintiffs' motions for summary judgment. The court found, among other things, as a matter of law that (a) Tejas breached the minimum take obligations under one of the contracts, (b) Tejas is not entitled to any credits or offsets for natural gas purchased by third parties, and (c) the "availability" of natural gas for take-or-pay purposes is established by the delivery capacity testing procedures in the contracts. Damages, if any, have not been determined. The effect of this order on Tejas' case is unclear and Tejas has sought clarification and rehearing, but intends nevertheless to defend its position aggressively.

      Because of the relationship between The Long Trusts' contracts and certain contracts between Tejas and Valero Transmission Company ("VTC"), and in order to resolve existing and potential claims and disputes, Tejas, VTC and Valero Transmission, L.P. ("VTLP") entered into an agreement, pursuant to which, among other things, Tejas, VTC and VTLP would cooperate in the conduct of The Long Trusts' litigation, and VTC and VTLP would bear a substantial portion of the costs of any appeal and of the amount of any nonappealable final judgment rendered against Tejas. On April 15, 1994, the plaintiffs named VTC and VTLP (collectively "Valero") as additional defendants to the lawsuit, alleging that Valero intentionally and maliciously interfered with the plaintiffs' contracts with Tejas. In its Seventh Amended Original Petition, plaintiffs are seeking damages against Valero in an amount in excess of $200 million for loss of profits which plaintiffs claim they would have realized but for Valero's alleged acts of interference. Plaintiffs further allege that Tejas conspired with Valero in interfering with the contracts and that Tejas should be jointly liable with Valero for the damages plaintiffs have asserted against Valero. Plaintiffs also seek from Valero exemplary damages treble the amount of the actual, economic damages, if any, found by the court for the interference claim. Plaintiffs have also added Tejas Gas Corporation as a defendant claiming that Tejas Gas Corporation operated with its subsidiary, Tejas Gas Corp., as a single business entity and should therefore be liable for the alleged wrongful acts of Tejas Gas Corp. Plaintiff alleges similar claims against Valero Energy Corporation with respect to VTC and VTLP.

      Although Tejas has not obtained a formal opinion, based on discussions with outside counsel and an internal examination of this lawsuit, management believes that it has adequate defenses or recourse to third parties relating to such lawsuit and does not believe this matter will have a material adverse effect on Tejas' financial condition.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            10.1 Amendment No. 1 to Split Dollar Agreement for Jay A. Precourt effective January 1, 1997.

            10.2 Change of Control Agreement for Jay A. Precourt dated May 8, 1997.

            10.3 Change of Control Agreement for James W. Whalen dated May 8, 1997.

            10.4  Change of Control Agreement for Rene R. Joyce dated May 8,
                  1997.

            10.5 Change of Control Agreement for P. Anthony Lannie dated May 8, 1997.

            10.6 Change of Control Agreement for James E. Street dated May 8, 1997.

            10.7 Change of Control Agreement for Frank T. Whittinghill, III dated May 8, 1997.

            11.1  Computation of Earnings Per Common Share

            27.1  Financial Data Schedule

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed in the first quarter of 1997.

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

Date:  May 14, 1997