Form 10-Q
period 1997-06-30
TEJAS GAS CORP
filed 1997-08-14
CIK 96864

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                 YES [X] NO [ ]

       As of July 31, 1997, Tejas Gas Corporation had 20,570,119 shares of common stock, par value $.25 per share, outstanding.

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

                              TEJAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                              JUNE 30,  DECEMBER 31,
                                                                                                                 1997        1996
                                                                                                              ----------  ----------
                                                                                                                   (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents .............................................................................  $    6,645  $   45,247
     Accounts receivable ...................................................................................     210,295     384,652
     Exchange gas receivable ...............................................................................      18,596      10,792
     Storage gas inventory .................................................................................      72,282      45,389
     Prepaids and other current assets .....................................................................      34,328      29,154
     Deferred income tax assets ............................................................................       2,292       2,097
                                                                                                              ----------  ----------
           Total current assets ............................................................................     344,438     517,331
                                                                                                              ----------  ----------
PROPERTY, PLANT AND EQUIPMENT - AT COST ....................................................................   1,570,649   1,526,499
     Less accumulated depreciation .........................................................................     234,752     217,261
                                                                                                              ----------  ----------
           Property, plant and equipment, net ..............................................................   1,335,897   1,309,238

GOODWILL, NET ..............................................................................................       9,579       9,811
                                                                                                              ----------  ----------
INVESTMENTS AND OTHER ASSETS ...............................................................................     107,334      68,168
                                                                                                              ----------  ----------
           TOTAL ...........................................................................................  $1,797,248  $1,904,548
                                                                                                              ==========  ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Gas purchases payable .................................................................................  $  246,560  $  386,766
     Exchange gas payable ..................................................................................      10,486       9,237
     Accounts payable ......................................................................................       7,824      11,124
     Accrued liabilities ...................................................................................      55,939      74,142
     Current maturities of long-term obligations ...........................................................       7,573       7,382
                                                                                                              ----------  ----------
           Total current liabilities .......................................................................     328,382     488,651
                                                                                                              ----------  ----------
LONG-TERM DEBT .............................................................................................     866,755     847,755
                                                                                                              ----------  ----------
DEFERRED INCOME TAXES ......................................................................................      97,375      72,072
                                                                                                              ----------  ----------
COMMITMENTS AND CONTINGENCIES ..............................................................................        --          --
                                                                                                              ----------  ----------
MINORITY INTERESTS .........................................................................................      44,321      54,610
                                                                                                              ----------  ----------
STOCKHOLDERS' EQUITY:
     Preferred Stock, $1 par value; 6,000,000 shares authorized 200,000 shares of 9.96% Cumulative Preferred Stock issued
                 and outstanding in 1997 and 1996; $250 liquidation
                 preference per share ......................................................................         200         200
           260,000 shares of 5 1/4% Convertible Preferred Stock issued and outstanding in 1997 and 1996; $250 liquidation
                 preference per share ......................................................................         260         260
     Common Stock, $.25 par value; 30,000,000 shares authorized;
           20,568,824 and 20,551,051 shares issued and outstanding
           in 1997 and 1996, respectively ..................................................................       5,142       5,138
     Capital surplus .......................................................................................     295,058     294,599
     Retained earnings .....................................................................................     159,755     141,263
                                                                                                              ----------  ----------
           Total stockholders' equity ......................................................................     460,415     441,460
                                                                                                              ----------  ----------
           TOTAL ...........................................................................................  $1,797,248  $1,904,548
                                                                                                              ==========  ==========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                  JUNE 30,                       JUNE 30,
                                                                          1997             1996             1997             1996
                                                                        ---------       ---------       -----------       ---------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES .........................................................      $ 437,705       $ 419,284       $ 1,127,322       $ 851,685
                                                                        ---------       ---------       -----------       ---------
COSTS AND EXPENSES:
    Cost of sales ................................................        368,694         372,793           982,532         761,865
    Operating expenses ...........................................         18,332          11,912            35,485          21,428
    Depreciation and amortization ................................         13,830          10,127            27,586          18,206
    General and administrative ...................................          9,874           6,211            21,784          12,258
                                                                        ---------       ---------       -----------       ---------
        Total ....................................................        410,730         401,043         1,067,387         813,757
                                                                        ---------       ---------       -----------       ---------
EARNINGS FROM OPERATIONS .........................................         26,975          18,241            59,935          37,928
                                                                        ---------       ---------       -----------       ---------
OTHER INCOME (EXPENSE):
    Equity in earnings of unconsolidated entities ................          2,449           1,909             6,526           5,575
    Interest income ..............................................            153             210               553             512
    Interest expense .............................................        (14,841)         (7,384)          (29,566)        (12,539)
    Minority interests ...........................................         (1,083)           (925)           (2,486)         (1,872)
    Other, net ...................................................            193             580               131             672
                                                                        ---------       ---------       -----------       ---------
        Total ....................................................        (13,129)         (5,610)          (24,842)         (7,652)
                                                                        ---------       ---------       -----------       ---------
EARNINGS BEFORE INCOME TAXES .....................................         13,846          12,631            35,093          30,276
                                                                        ---------       ---------       -----------       ---------
INCOME TAXES:
    Current ......................................................        (12,972)          1,934           (12,704)          5,873
    Deferred .....................................................         17,435           2,682            25,109           5,450
                                                                        ---------       ---------       -----------       ---------
        Total ....................................................          4,463           4,616            12,405          11,323
                                                                        ---------       ---------       -----------       ---------
NET EARNINGS .....................................................          9,383           8,015            22,688          18,953
                                                                        ---------       ---------       -----------       ---------
PREFERRED STOCK DIVIDEND REQUIREMENTS ............................          2,098           2,098             4,196           4,196
                                                                        ---------       ---------       -----------       ---------
NET EARNINGS APPLICABLE TO COMMON STOCK ..........................      $   7,285       $   5,917       $    18,492       $  14,757
                                                                        ---------       ---------       -----------       ---------
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING ...............................................         20,563          17,407            20,559          17,406
                                                                        =========       =========       ===========       =========
EARNINGS PER COMMON SHARE ........................................      $    0.35       $    0.34       $      0.90       $    0.85
                                                                        =========       =========       ===========       =========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

Six Months Ended June 30,                                                                                1997                1996
                                                                                                      ---------           ---------
                                                                                                              (IN THOUSANDS)
OPERATING ACTIVITIES:
        Net earnings .......................................................................          $  22,688           $  18,953
        Adjustments to reconcile net earnings to net cash
              provided by operating activities:
                    Depreciation and amortization ..........................................             27,586              18,206
                    Amortization of deferred loan costs ....................................              1,345               1,091
                    Deferred income taxes ..................................................             25,109               5,450
                    Equity in earnings of unconsolidated entities ..........................             (6,526)             (5,575)
                    Distributions from unconsolidated entities .............................              9,503               7,391
                    Other, net .............................................................                 60                 708
                                                                                                      ---------           ---------
                                                                                                         79,765              46,224
                                                                                                      ---------           ---------
              Net increase/(decrease) in working capital ...................................            (25,972)             53,625
                                                                                                      ---------           ---------
              Net cash provided by operating activities ....................................             53,793              99,849
                                                                                                      ---------           ---------
INVESTING ACTIVITIES:
        Capital expenditures and investments ...............................................           (117,963)            (22,404)
        Proceeds from sale of assets .......................................................             19,876                --
        Acquisition of Transok .............................................................               --              (568,500)
        Other, net .........................................................................                523                 194
                                                                                                      ---------           ---------
        Net cash used in investing activities ..............................................            (97,564)           (590,710)
                                                                                                      ---------           ---------
FINANCING ACTIVITIES:
        Net borrowings (repayments) under line-of-credit agreements ........................               --                 3,300
        Proceeds from issuance of long-term debt ...........................................             20,000             605,900
        Retirement of long-term debt .......................................................             (1,000)           (105,000)
        Preferred stock dividends ..........................................................             (4,196)             (4,196)
        Net (distribution)/contribution to minority interest holders .......................            (10,098)             (1,754)
        Other, net .........................................................................                463                 111
                                                                                                      ---------           ---------
        NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................................              5,169             498,361
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................................            (38,602)              7,500
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................................             45,247              29,935
                                                                                                      ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................................          $   6,645           $  37,435
                                                                                                      =========           =========

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

         In the opinion of Tejas' management, all adjustments have been made which are necessary to fairly state the consolidated financial position of Tejas and subsidiaries as of June 30, 1997, the results of their operations for the three month and six month periods ended June 30, 1997 and 1996 and the cash flows for the six month periods ended June 30, 1997 and 1996.


2.       INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         Effective January 1, 1997, Tejas increased its ownership in Coral Energy, L.P. ("Coral") to fifty percent. Coral was previously owned one-third by Tejas and two-thirds by Shell Oil Company ("Shell"). Effective May 31, 1997, Coral formed an alliance with Shell Canada Limited ("Shell Canada") pursuant to which Shell Canada received a twelve percent ownership interest in Coral. The remaining equity ownership is held forty-four percent by Tejas and forty-four percent by Shell.


3.       STOCKHOLDERS' EQUITY

         During the first half of 1997 Tejas granted options for 114,950 and 14,850 shares to its employees and directors, respectively. During the same period, employee options for 17,596 shares were exercised.


4.       INCOME TAXES

         Tejas' earnings before income taxes include Tejas' share of Coral's Canadian income which is net of Canadian income tax. This results in a lower effective income tax rate for Tejas since a tax credit is applied to U.S. federal income taxes for Canadian income taxes paid on the same income.

5.       SUPPLEMENTAL CASH FLOW INFORMATION

         The "Net increase/(decrease) in working capital" amount included in the Consolidated Statements of Cash Flows is comprised of the following:


                                                       SIX MONTHS ENDED JUNE 30,
                                                       ---------       --------
                                                         1997           1996(1)
                                                       ---------       --------
                                                             (IN THOUSANDS)
Decrease (increase) in:
    Accounts receivable .........................      $ 174,357       $(14,331)
    Exchange gas receivable .....................         (7,804)        (1,993)
    Storage gas inventory .......................        (26,893)        12,011
    Prepaids and other current assets ...........         (5,173)         9,131
Increase (decrease) in:
    Gas purchases payable .......................       (140,206)        74,490
    Exchange gas payable ........................          1,249           (585)
    Accounts payable ............................         (3,300)       (34,447)
    Accrued liabilities .........................        (18,202)        11,848
    Income taxes payable ........................           --           (2,499)
                                                       ---------       --------
      Total .....................................      $ (25,972)      $ 53,625
                                                       =========       ========
----------
(1)   Excludes Transok's balances at acquisition.


6.       COMMITMENTS AND CONTINGENCIES

THE LONG TRUST LITIGATION

         Tejas is a defendant or party in various lawsuits that have risen in the ordinary course of Tejas' business. In particular, a subsidiary of Tejas is a defendant in THE LONG TRUSTS V. TEJAS GAS CORP. ET. AL., 123rd Judicial District Court, Panola County, Texas, filed March 1, 1989, in which plaintiffs assert claims and allege damages for breach of contract and failure to take-or-pay for natural gas pursuant to three natural gas purchase contracts. Plaintiffs allege that, in addition to failing to take-or-pay for gas, Tejas breached (a) one of the contracts by failing to take a minimum quantity of gas and to install and maintain pipeline facilities sufficient to permit Tejas to meet its quantity purchase obligations, and (b) all three contracts by failing to take gas in quantities sufficient to enable plaintiffs to produce ratably with other producers in a common reservoir. In plaintiffs' Seventh Amended Original Petition filed April 11, 1997, the plaintiffs are seeking take-or-pay damages for the twelve year period 1984-1996 in excess of $36 million, plus pre-judgment interest, post-judgment interest, attorneys' fees and court costs and other unspecified actual damages. In connection with their depositions in this matter, certain expert witnesses retained by The Long Trusts have presented damage models purporting to show approximately $60 million in take-or-pay damages and $70 million for failure to take The Long Trusts' gas ratably. Management disputes The Long Trusts' claims and believes that The Long Trusts' damage models are seriously flawed.

         On January 6, 1993, the Court entered an interlocutory summary judgment order granting in part and denying in part plaintiffs' motions for summary judgment. The Court found, among other things, as a matter of law that (a) Tejas breached the minimum take obligations under one of the contracts, (b) Tejas is not entitled to any credits or offsets for natural gas purchased by third parties, and (c) the

"availability" of natural gas for take-or-pay purposes is established by the delivery capacity testing procedures in the contracts. Damages, if any, have not been determined. The effect of this order on Tejas' case was unclear and Tejas had sought clarification and rehearing. On July 14, 1997, the Court granted Tejas' motion for summary judgment regarding natural gas takes under interruptible purchase contracts. According to the Court's order, Tejas will receive a volumetric credit for all natural gas purchased by Tejas and its affiliates under the interruptible contracts. Although a formal evaluation has not been made, because most of the natural gas purchased from 1985 through 1989 was purchased by Tejas or one of its affiliates under interruptible contracts, this ruling should significantly reduce the potential damages, if any. This order reverses the partial summary judgment granted by Judge Boles in January 1993, regarding credit or offsets for natural gas purchased by third parties.

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

GAS STORAGE FACILITIES

         Tejas' West Clear Lake Storage Facility (the "WCLSF") and Greasy Creek Storage Facility (the "GCSF") require the maintenance of cushion gas in order to sustain anticipated operational requirements. Such cushion gas requirements have been satisfied by a combination of natural gas purchased by Tejas and third party natural gas stored in the facilities. At June 30, 1997, Tejas had purchased approximately 12.5 billion cubic feet ("Bcf") of cushion gas. In late 1994, Tejas entered into an agreement with a third party whereby the third party agreed to purchase up to 35 Bcf of natural gas at a cost not to exceed $65 million and to store such gas in the WCLSF. The agreement with the third party was scheduled to expire in September 2000. Effective January 16, 1997, the third party agreement described above was amended and extended. The principal modifications to the agreement included the extension of the contract expiration date to December 31, 2002 and, at Tejas' option, an increase in the maximum volume of natural gas that may be stored in Tejas' facilities, including the GCSF, to 70 Bcf. In order to secure Tejas' ability to purchase the natural gas from the third party, the agreement provides for the payment by Tejas of a reservation fee to the third party which is adjusted quarterly based upon the third party's financing costs. On certain option dates, Tejas may elect to purchase specified volumes of the third party's gas based upon market prices. Should Tejas decline to purchase the natural gas, the third party may instruct

Tejas to sell such volumes on the third party's behalf. In such case, it will be necessary for Tejas to obtain cushion gas through other means in order to meet the anticipated operational requirements of the WCLSF and GCSF. At June 30, 1997, the third party had approximately 24.5 Bcf of natural gas in storage at the WCLSF and GCSF, which such party purchased for $48.3 million. Tejas estimates the net 1997 cost related to the reservation of the 24.5 Bcf of natural gas to be approximately $2.1 million.

         Tejas bears the cost of physical loss, if any, incurred during storage. Management estimates that physical losses will not be significant and has insured against physical losses due to catastrophic events.

7.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of SFAS No. 128 would not change basic earnings per share for the three month and six month periods ended June 30, 1997 and 1996 and would not have a material impact on diluted earnings per share for either period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         On June 6, 1996, Tejas acquired (the "Transok acquisition") the pipeline assets and related facilities and leased processing plants of Transok, Inc. ("Transok"). The results of operations for the assets acquired or leased ("Transok operations") are included below for the period subsequent to the acquisition. A summary (including the Transok operations where applicable) of Tejas' natural gas average daily throughput is set forth below:

                                                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                          JUNE 30,                     JUNE 30,
                                                                                     -------------------         -------------------
                                                                                      1997       1996(3)          1997       1996(3)
                                                                                     -----         -----         -----         -----
AVERAGE DAILY THROUGHPUT IN MILLION CUBIC FEET ("MMCF"):
    System sales ...........................................................         2,037         1,711         2,141         1,785
    Transportation .........................................................         2,250         1,751         2,285         1,616
    Partnership volumes (Tejas' share)(1) ..................................            43           134            43           124
                                                                                     -----         -----         -----         -----
           Total system throughput .........................................         4,330         3,596         4,469         3,525
    Gas processed and other ................................................            80           143            77           111
                                                                                     -----         -----         -----         -----
           Total daily throughput ..........................................         4,410         3,739         4,546         3,636
                                                                                     =====         =====         =====         =====
NATURAL GAS PROCESSING DATA:
    Average daily natural gas liquids production
       in thousands of gallons .............................................         1,317           455         1,348           299
    Average daily inlet volumes in MMcf (2) ................................           548           207           543           141
                                                                                     -----         -----         -----         -----

----------
(1)   Includes Tejas' share of unconsolidated partnerships.
(2) Treated volumes are also included in transportation volumes since such volumes are transported by Tejas' natural gas pipelines.
(3)   Includes Transok operations beginning June 6, 1996.

          Tejas' net earnings for the first six months of 1997 were $22.7 million as compared to $19 million for the same period in 1996, an increase of $3.7 million. Net earnings for the second quarter of 1997 were $9.4 million as compared to $8 million for the second quarter of 1996. Net earnings applicable to common stock and earnings per common share for the first half of 1997 were $18.5 million and $.90, respectively, versus $14.8 million and $.85, respectively, for the first half of 1996. Net earnings applicable to common stock for the second quarter of 1997 were $7.3 million as compared to $5.9 million for the same period in 1996, an increase of $1.4 million due mainly to equity earnings from Coral Energy, L.P. ("Coral"), the inclusion of the Transok operations and the gain associated with a long-term sales contract. Net earnings applicable to common stock and per share results include a provision for dividends on Tejas' 9.96% Cumulative Preferred Stock (the "9.96% Preferred Stock") and Tejas' 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock").

NATURAL GAS SYSTEMS

         Sales and transportation of natural gas through its owned and/or operated natural gas pipeline systems is Tejas' core business. For the first half of 1997, Tejas' system volumes increased 27% from the same period in 1996 to a total of 4.5 billion cubic feet ("Bcf") of natural gas per day. Gross profit on transportation and sales increased by $43.7 million to a total of $126.4 million for the first six months of 1997 as compared to the first six months of 1996. A significant portion of these improvements resulted from the inclusion of the Transok operations in the first half of 1997 and the inclusion of a $7 million gain associated with a sale related to a long-term natural gas sales contract in the second quarter of 1997.

ENERGY MARKETING PARTNERSHIP - CORAL ENERGY, L.P.

         Coral, the energy marketing venture between Tejas and Shell Oil
Company ("Shell"), commenced operations in November 1995. Coral's total sales volume for the first half of 1997 averaged 5.6 Bcf of natural gas per day. Income from the partnership contributed $6.5 million and $2.8 million to Tejas' pre-tax income for the first half and second quarter of 1997, respectively, compared to $5.9 million and $2.0 million during the same periods in 1996. Effective January 1, 1997, Tejas increased its ownership in Coral from one-third to fifty percent. Effective May 31, 1997, Coral formed an alliance with Shell Canada Limited ("Shell Canada") pursuant to which Shell Canada obtained a twelve percent ownership in Coral. The remaining equity ownership is held forty-four percent by Tejas and forty-four percent by Shell.

NATURAL GAS PROCESSING/TREATING

         During the first half and second quarter of 1997, Tejas' natural gas processing and treating activities contributed gross profit of $18.4 million and $7.5 million, respectively, as compared to $7.1 million and $4.8 million for the corresponding periods in 1996. Both the $11.3 million increase for the first half of 1997 and the $2.7 million increase for the second quarter of 1997 are attributable to the Transok operations.

REVENUES

         Revenues for the first half of 1997 were $1,127 million as compared to $852 million for the same period in 1996, an increase of $275 million. The 32% growth in revenues is primarily a result of the acquisition of Transok in June 1996, the availability of natural gas and the operational flexibility at the West Clear Lake Storage Facility (the "WCLSF") and the Greasy Creek Storage Facility (the "GCSF"). Revenues increased by only 4% during the second quarter of 1997 primarily because cooler temperatures during this period reduced the utility load necessary to meet air conditioning demand thus resulting in lower sales prices and system throughput.

OPERATING EXPENSES/DEPRECIATION/GENERAL AND ADMINISTRATIVE EXPENSES

         During the first half and second quarter of 1997, operating expenses, depreciation, and general and administrative expenses increased by $33 million and $14 million, respectively, to $84.9 million for the first half of 1997 and $42 million for the second quarter of 1997. These increases were primarily due to the inclusion of the Transok operations beginning June 1996.

OTHER INCOME (EXPENSE)

         Interest expense increased by $17 million and $7.5 million to $29.6 million and $14.8 million for the first half and second quarter of 1997, respectively, as a result of the additional financing required for the acquisition of Transok in June 1996.


CAPITAL RESOURCES, LIQUIDITY AND OUTLOOK

CASH FLOWS FROM OPERATING ACTIVITIES

         For the six months ended June 30, 1997, net cash provided by operating activities totaled $53.8 million as compared to $99.8 million for the same period in 1996. This $46 million decrease in net cash provided by operations is primarily due to changes in working capital. Excluding net changes in working capital components, Tejas' operating activities generated $79.8 million in cash during the first half of 1997 as compared to $46.2 million in the first half of 1996, an increase of $33.6 million due primarily to higher cash earnings.

CASH FLOWS FROM INVESTING ACTIVITIES

         Net cash used in investing activities during the first half of 1997 totaled $97.6 million, most of which was used to expand the storage and transportation facilities in Oklahoma and to increase Tejas' ownership in Coral.

LIQUIDITY

         Tejas' working capital decreased $12.6 million to $16.1 million at June 30, 1997 from $28.7 million at December 31, 1996. In order to effectively utilize its cash balances, Tejas will continue to make periodic borrowings under its revolving credit facilities and money market credit lines to meet immediate cash needs.

         At June 30, 1997, Tejas' long-term debt with banks totaled $659.6 million, consisting of $443.8 million borrowed under Tejas' $480 million revolving credit facilities established for its subsidiaries Tejas-Acadian Holding Company ("TAHC") and Tejas Natural Gas Company ("TNGC"), and $215.8 million borrowed under a $275 million credit facility established for its subsidiary Transok. In addition, Tejas has $200 million of long-term debt that was retained by Transok as part of the Transok acquisition and $7.2 million in notes payable, net of $2 million in current maturities, related to Industrial Development Refunding Revenue Bonds issued by Lewis and Pleasants Counties, West Virginia.

         The $455 million TAHC and $25 million TNGC credit facilities (the "Credit Agreements") bear interest at Tejas' option, based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). The margins over LIBOR that TAHC and TNGC must pay vary, depending on TAHC's funded debt to capitalization ratio, from a minimum of 0.5% to a maximum of 1.25%. Based upon borrowings at June 30, 1997, of $443.8 million, and after considering restrictions to provide for a $10 million letter of credit and borrowings under its money market credit lines (offset by cash available pursuant to the terms of such money market credit lines), approximately $26.2 million of additional borrowings were available under these facilities. Additionally, at June 30, 1997, based upon TAHC's funded debt to capitalization ratio test, both the TAHC and TNGC credit facilities bore interest at Tejas' option, at either the prime rate or at LIBOR plus 0.75%. Under the terms of the Credit Agreements, after two years the revolving credit facilities will convert into six-year reducing revolving credit agreements unless extended at the option of the lenders. Commitment reductions aggregating $15 million per quarter are scheduled to begin

March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004. Based upon the current terms of the Credit Agreements and the outstanding principal balances thereunder at June 30, 1997, no principal payments are required until the year 1999.

         The Transok credit facility bears interest, at Tejas' option, based upon either the prime rate or LIBOR. Depending upon Transok's funded debt to capitalization ratio, the margins over LIBOR that Transok must pay vary, subject to a minimum margin for a limited period of time, from a minimum of 0.5% to a maximum of 1.25%. Based upon the June 30, 1997 outstanding balance of approximately $215.8 million, the Transok credit facility had available borrowings of approximately $59.2 million and bore interest at Tejas' option, at either the prime rate or at LIBOR plus 1%. Under the terms of the Transok credit facility, after two years the revolver will, unless extended at the option of the lenders, convert into a six-year reducing revolver. Unless extended, commitment reductions of approximately $8.6 million per quarter will begin March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004. Based upon the current terms of the Transok credit facility and the outstanding principal balance thereunder at June 30, 1997, no principal payments are required until the year 2000.

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

         Although TAHC, TNGC and Transok have additional borrowing capacity available under the Credit Agreements and the Transok credit facility, the amount of loans, advances and dividends that may be made to Tejas from TAHC, TNGC and Transok under the Credit Agreements and the Transok credit facility is subject to certain limitations. At June 30, 1997, the permitted amount of such payments was $180.3 million. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations. Tejas' liquidity is ultimately dependent on cash generated by operations, and Tejas believes its earnings from operations will generate sufficient cash to fund expansion projects, make required debt payments and meet anticipated dividend requirements of the 9.96% Preferred Stock and 5 1/4% Preferred Stock in the foreseeable future.

         Tejas has uncommitted money market credit lines which allow Tejas to borrow up to $50 million for periods of up to two months. Any such borrowings are unsecured and may be extended for additional periods if agreed to by the lenders. At June 30, 1997, Tejas had no borrowings outstanding under such lines. Tejas has agreed to maintain funds including, but not limited to, availability under the Credit Agreements and the Transok credit facility sufficient to repay borrowings under the money market credit lines.

         A subsidiary of Tejas, Tejas-Magnolia Energy, L.L.C. ("Tejas-Magnolia"), makes distributions on preferred equity interests that were issued to a third party in 1995 in return for a capital investment of $55 million. The distributions constitute a return on capital (at an effective fixed after tax cost to Tejas of 4.2%) and return of capital over an eight-year term. During the second quarter of 1997 Tejas-Magnolia elected to repurchase $7.5 million of these preferred equity interests.

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

         In the normal course of business, Tejas regularly reviews opportunities for the possible acquisition of, or combination with, additional natural gas pipelines and processing plants and companies that own natural gas pipelines and processing plants. When potential opportunities are deemed to be consistent with Tejas' growth strategy, Tejas may pursue them. It is uncertain whether any offers submitted by Tejas in response to these opportunities would be acceptable to the other parties to the potential transaction. In the event of a future significant acquisition or business combination, Tejas may require additional financing in connection therewith.

OUTLOOK

         Tejas' results of operations for the first six months of 1997 were favorable when compared to the first six months of 1996. Tejas believes there are more opportunities available for future growth and continued expansion of operations. The Transok acquisition provides Tejas with the opportunity to increase the sale of natural gas to certain new markets in Oklahoma and to increase the flow of natural gas, within the state, West to East. Proposed rules and regulations in Oklahoma may open significant additional industrial end-user and city gate markets to competition. These proposals, if passed or adopted, would present Transok with opportunities to compete for supply arrangements with customers not previously available to Transok. At the same time, these proposals and competitive bidding procedures that are being implemented by electric utilities expose Transok to the risk that other pipeline and marketing companies will seek to compete for Transok's existing supply and transportation arrangements with utilities, such as Public Service Company of Oklahoma ("PSO"). Although Transok presently transports substantially all of the natural gas requirements for PSO's gas-fired power stations in Oklahoma, competitors will begin transportation of natural gas for PSO in 1998.

         While no prediction can be made as to the continuation of the favorable impact of Coral on Tejas' prospects, Tejas believes that Coral's newly formed alliance with Shell Canada will establish Coral in the Canadian natural gas market and strengthen its marketing position in the U.S. Midwest and West Coast. While Shell Canada provides Coral access to Canadian natural gas supplies; Tejas, with its large number of intrastate and interstate pipeline interconnects, provides Coral access to important U.S. natural gas supply points. In addition, over the next several years Coral should be in a position to take advantage of the unutilized capacity in Tejas' major long-distance transmission lines.

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

         Tejas anticipates using substantially all of its available cash from operations in 1997 and 1998 for capital expenditures, investments and acquisitions. To enhance throughput on Transok's pipeline system, in 1997 Tejas completed construction of a 24-inch diameter pipeline which included eight additional compressors. Total capital expenditures and investments for 1997 are anticipated to be approximately $180 million, of which Tejas has already spent or committed to spend approximately $78 million. Actual capital and investment expenditures may vary from budgeted amounts due to many factors.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Tejas is a defendant or party in various lawsuits that have risen in the ordinary course of Tejas' business. In particular, a subsidiary of Tejas is a defendant in THE LONG TRUSTS V. TEJAS GAS CORP. ET. AL., 123rd Judicial District Court, Panola County, Texas, filed March 1, 1989, in which plaintiffs assert claims and allege damages for breach of contract and failure to take-or-pay for natural gas pursuant to three natural gas purchase contracts. Plaintiffs allege that, in addition to failing to take-or-pay for gas, Tejas breached (a) one of the contracts by failing to take a minimum quantity of gas and to install and maintain pipeline facilities sufficient to permit Tejas to meet its quantity purchase obligations, and (b) all three contracts by failing to take gas in quantities sufficient to enable plaintiffs to produce ratably with other producers in a common reservoir. In plaintiffs' Seventh Amended Original Petition filed April 11, 1997, the plaintiffs are seeking take-or-pay damages for the twelve year period 1984-1996 in excess of $36 million, plus pre-judgment interest, post-judgment interest, attorneys' fees and court costs and other unspecified actual damages. In connection with their depositions in this matter, certain expert witnesses retained by The Long Trusts have presented damage models purporting to show approximately $60 million in take-or-pay damages and $70 million for failure to take The Long Trusts' gas ratably. Management disputes The Long Trusts' claims and believes that The Long Trusts' damage models are seriously flawed.

         On January 6, 1993, the Court entered an interlocutory summary judgment order granting in part and denying in part plaintiffs' motions for summary judgment. The Court found, among other things, as a matter of law that (a) Tejas breached the minimum take obligations under one of the contracts, (b) Tejas is not entitled to any credits or offsets for natural gas purchased by third parties, and (c) the "availability" of natural gas for take-or-pay purposes is established by the delivery capacity testing procedures in the contracts. Damages, if any, have not been determined. The effect of this order on Tejas' case was unclear and Tejas had sought clarification and rehearing. On July 14, 1997, the Court granted Tejas' motion for summary judgment regarding natural gas takes under interruptible purchase contracts. According to the Court's order, Tejas will receive a volumetric credit for all natural gas purchased by Tejas and its affiliates under the interruptible contracts. Although a formal evaluation has not been made, because most of the natural gas purchased from 1985 through 1989 was purchased by Tejas or one of its affiliates under interruptible contracts, this ruling should significantly reduce the potential damages, if any. This order reverses the partial summary judgment granted by Judge Boles in January 1993, regarding credit or offsets for natural gas purchased by third parties.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Tejas' Annual Meeting of stockholders was held on May 8, 1997. Frederic
C. Hamilton, Jay A. Precourt and Charles C. Gates were re-elected to the Board of Directors to serve until the annual meeting in the year 2000. The following are the names of directors whose terms of office as director continued after the meeting (expiration date in parentheses): A. J. Miller (1998), Arthur L. Kelly
(1998), Robert G. Stone, Jr. (1999), and Ronald F. Walker (1999). Mr. Walker passed away in May 1997. In addition, the holders of Common Stock approved the amendment of the Director Stock Option Plan, the amendment of the Employee Stock Option Plan, the adoption of the Annual Incentive Plan and ratified the selection of independent auditors for 1997.

         The number of shares of Common Stock outstanding on the record date of March 17, 1997 was 20,557,026. The number of shares of Common Stock represented at the meeting in person or by proxy was 17,452,077. The following were the voting results for each proposal:

                                                                                                      BROKER
                                     FOR                AGAINST         WITHHELD     ABSTENTIONS     NON-VOTES
                                     ---                -------         --------     -----------     ---------
a) Election of Directors
   Frederic C. Hamilton           16,934,106               --            517,971          --            --
   Jay A. Precourt                16,934,506               --            517,571          --            --
   Charles C. Gates               16,893,369               --            558,708          --            --
b) Amendment of Director
   Stock Option Plan              16,639,403            758,826           53,848          --            --
c) Amendment of
   Employee Stock
   Option Plan                    14,309,543          3,096,290           46,244          --            --
d) Approval of Annual
   Incentive Plan                 17,123,602            228,572           45,629          --          54,274
e) Ratify selection of
   independent auditors
   for 1997                       17,418,572              6,608           26,897          --            --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

                  10.1 Amended and Restated Limited Partnership Agreement of Coral Energy, L.P. dated April 1, 1997 (certain portions of this Exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

                  10.2 Third Amendment to the Tejas Gas Corporation Thrift Benefit Restoration Plan dated May 1, 1997.

                  11.1     Computation of Earnings Per Common Share.

                  27.1     Financial Data Schedule.

         (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed in the second quarter of 1997.

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

Date: August 14, 1997