Form 10-Q
period 1997-09-30
TEJAS GAS CORP
filed 1997-11-14
CIK 96864

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
        (MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         COMMISSION FILE NUMBER 0-17389

                              TEJAS GAS CORPORATION
                  (Exact name of registrant as specified in its
                                    charter)


               DELAWARE                               76-0263364
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)             Identification No.)

       1301 MCKINNEY, SUITE 700
            HOUSTON, TEXAS
    (Address of principal executive                     77010
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

                 YES X                           NO

        As of October 31, 1997, Tejas Gas Corporation had 20,608,446 shares of common stock, par value $.25 per share, outstanding.

===============================================================================

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

                              TEJAS GAS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                        SEPTEMBER     December
                                                            30,          31,
                                                           1997          1996
                                                        ----------   ----------
                                                             (IN THOUSANDS)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                          $     5,517  $    45,247
   Accounts receivable                                    229,127      384,652
   Exchange gas receivable                                 38,259       10,792
   Storage gas inventory                                   87,737       45,389
   Prepaids and other current assets                       63,770       29,154
   Deferred income tax assets                               8,251        2,097
                                                       ----------   ----------
       Total current assets                               432,661      517,331
                                                       ----------   ----------
PROPERTY, PLANT AND EQUIPMENT - AT COST                 1,580,860    1,526,499
   Less accumulated depreciation                          244,394      217,261
                                                       ----------   ----------
       Property, plant and equipment, net               1,336,466    1,309,238
                                                       ----------   ----------
GOODWILL, NET                                               9,461        9,811
                                                       ----------   ----------
INVESTMENTS AND OTHER ASSETS                              108,367       68,168
                                                       ----------   ----------
       TOTAL                                          $ 1,886,955  $ 1,904,548
                                                      ===========  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Gas purchases payable                              $   258,202  $   386,766
   Exchange gas payable                                    25,282        9,237
   Accounts payable                                         3,744       11,124
   Accrued liabilities                                     55,667       74,142
   Current maturities of long-term obligations              6,724        7,382
                                                       ----------   ----------
       Total current liabilities                          349,619      488,651
                                                       ----------   ----------
LONG-TERM DEBT                                            916,755      847,755
                                                       ----------   ----------
DEFERRED INCOME TAXES                                     106,348       72,072
                                                       ----------   ----------
COMMITMENTS AND CONTINGENCIES                                   -            -
                                                       ----------   ----------
MINORITY INTERESTS                                         43,788       54,610
                                                       ----------   ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock, $1 par value; 6,000,000 shares
    authorized
     200,000 shares of 9.96% Cumulative Preferred
       Stock issued and outstanding in 1997 and 1996;
       $250 liquidation preference per share                  200          200
     260,000 shares of 5 1/4% Convertible Preferred
       Stock issued and outstanding in 1997 and 1996;
       $250 liquidation preference per share                  260          260
   Common Stock, $.25 par value; 30,000,000 shares
    authorized;
     20,578,508 and 20,551,051 shares issued and
       outstanding in 1997 and 1996, respectively           5,145        5,138
   Capital surplus                                        295,389      294,599
   Retained earnings                                      169,451      141,263
                                                       ----------   ----------
       Total stockholders' equity                         470,445      441,460
                                                       ----------   ----------
       TOTAL                                          $ 1,886,955  $ 1,904,548
                                                      ===========  ===========
SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              TEJAS GAS CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS
                                  (UNAUDITED)

                                      Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                     --------------------  --------------------
                                        1997       1996       1997       1996
                                     ---------   --------  --------    --------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUES                            $  549,832 $ 541,912  $1,677,154 $1,393,597
                                    ---------- ---------  ---------- ----------
COSTS AND EXPENSES:
  Cost of sales                        472,161   466,960   1,454,693  1,228,825
  Operating expenses                    19,250    19,301      54,735     40,729
  Depreciation and amortization         13,227    13,333      40,813     31,539
  General and administrative            11,027    11,258      32,811     23,516
                                    ---------- ---------  ---------- ----------
   Total                               515,665   510,852   1,583,052  1,324,609
EARNINGS FROM OPERATIONS                34,167    31,060      94,102     68,988
OTHER INCOME (EXPENSE):
  Equity in earnings of
  unconsolidated entities                1,649       425       8,175      6,000
  Interest income                          184       141         737        653
  Interest expense                     (17,061)  (16,372)    (46,627)   (28,911)
  Minority interests                    (1,141)     (913)     (3,627)    (2,785)
  Other, net                               485        (4)        616        668
                                    ---------- ---------  ---------- ----------
   Total                               (15,884)  (16,723)    (40,726)   (24,375)
                                    ---------- ---------  ---------- ----------
EARNINGS BEFORE INCOME TAXES            18,283    14,337      53,376     44,613
                                    ---------- ---------  ---------- ----------
INCOME TAXES:
  Current                                3,476    (1,294)     (9,228)     4,579
  Deferred                               3,013     5,379      28,122     10,829
                                    ---------- ---------  ---------- ----------
   Total                                 6,489     4,085      18,894     15,408
                                    ---------- ---------  ---------- ----------
NET EARNINGS                            11,794    10,252      34,482     29,205
                                    ---------- ---------  ---------- ----------
PREFERRED STOCK DIVIDEND
 REQUIREMENTS                            2,098     2,098       6,294      6,294
                                    ---------- ---------  ---------- ----------
NET EARNINGS APPLICABLE TO COMMON
 STOCK                              $    9,696 $   8,154   $  28,188  $  22,911
                                    ---------- ---------  ---------- ----------
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                     20,573    19,655      20,564     18,161
                                    ========== =========  ========== ==========
EARNINGS PER COMMON SHARE           $     0.47 $    0.41   $    1.37  $    1.26
                                    ========== =========  ========== ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                             TEJAS GAS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                      Nine Months Ended September 30,
                                                             1997         1996
                                                      -------------------------------
                                                              (IN THOUSANDS)
OPERATING ACTIVITIES:
     Net earnings                                       $   34,482  $   29,205
        Adjustments to reconcile net earnings to
         net cash provided by operating activities:
           Depreciation and amortization                    40,813      31,539
           Amortization of deferred costs                    2,346       2,061
           Deferred income taxes                            28,122      10,829
           Equity in earnings of unconsolidated
           entities                                         (8,175)     (6,000)
           Distributions from unconsolidated entities       11,380       8,462
           Other, net                                           46         (91)
                                                        ----------   ---------
                                                           109,014      76,005
                                                        ----------   ---------
        Net increase/(decrease) in working capital         (87,278)     39,051
                                                        ----------   ---------
     Net cash provided by operating activities              21,736     115,056
                                                        ----------   ---------
INVESTING ACTIVITIES:
     Capital expenditures and investments                 (146,847)    (36,456)
     Proceeds from sale of assets                           32,609           -
     Acquisition of Transok                                      -    (568,500)
     Other, net                                                749         527
                                                        ----------   ---------
     Net cash used in investing activities                (113,489)   (604,429)
                                                        ----------   ---------
FINANCING ACTIVITIES:
     Net borrowings (repayments) under line-of-credit
     agreements                                             10,000      (7,900)
     Proceeds from issuance of long-term debt               60,000     605,900
     Retirement of long-term debt                           (1,000)   (208,320)
     Preferred stock dividends                              (6,294)     (6,294)
     Issuance of additional common shares                        -     102,761
     Distribution to minority interest holders             (11,480)     (3,013)
     Exercise of stock options                                 797       1,002
                                                        ----------   ---------
     Net cash provided by financing activities              52,023     484,136
                                                        ----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (39,730)     (5,237)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            45,247      29,935
                                                        ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    5,517  $   24,698
                                                        ==========  ==========

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

      In the opinion of Tejas' management, all adjustments have been made which are necessary to fairly state the consolidated financial position of Tejas and its subsidiaries as of September 30, 1997, the results of their operations for the three month and nine month periods ended September 30, 1997 and 1996 and the cash flows for the nine month periods ended September 30, 1997 and 1996.

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

3.    STOCKHOLDERS' EQUITY

      During the first nine months of 1997 Tejas granted options for 124,950 and 14,850 shares to its employees and directors, respectively. During the same period, employee options for 26,094 shares were exercised. Employee options for 7,636 shares and director options for 2,475 shares were canceled during the same period.

      On October 2, 1997, Tejas announced that its Board of Directors had called all of Tejas' 5 1/4% Convertible Preferred Stock ("5 1/4% Preferred Stock") and the depositary shares ("Depositary Shares"), each of which represents a one-fifth interest in a share of the 5 1/4% Preferred Stock, for redemption for cash on November 10, 1997 at a price of $258.2031 per share of 5 1/4% Preferred Stock (equivalent to a redemption price of $51.6406 for each Depositary Share) which includes accrued and unpaid dividends for the period from November 1, 1997 to November 10, 1997. Prior to redemption, each share of 5 1/4%

Preferred Stock was convertible into Tejas common stock at a conversion price of $42.4243 per Depositary Share (equivalent to a conversion rate of approximately 5.8928 shares of Tejas common stock for each share of 5 1/4% Preferred Stock, or equivalent to a conversion rate of 1.1786 shares of Tejas common stock for each Depositary Share).

      As a result of the call for redemption during the fourth quarter of 1997, 1,298,538 Depositary Shares were converted into 1,530,399 shares of Tejas common stock and the remaining 1,462 Depositary Shares and 58 fractional shares of common stock were redeemed for cash at a cost of approximately $79 thousand.

4.    INCOME TAXES

      Tejas is able to take U.S. federal income tax credits for the Canadian income tax paid on Coral's Canadian income. These tax credits result in a lower effective income tax rate for Tejas.

5.    SUPPLEMENTAL CASH FLOW INFORMATION

      The "Net increase/(decrease) in working capital" amount included in the Consolidated Statements of Cash Flows is comprised of the following:

                              Nine Months Ended September 30,
                              -------------------------------
                                      1997      1996(1)
                                     ------    --------
                                       (IN THOUSANDS)

Decrease (increase) in:
  Accounts receivable             $ 155,525   $  37,618
  Exchange gas receivable           (27,467)      3,873
  Storage gas inventory             (42,348)    (17,714)
  Prepaids and other current
    assets                          (34,615)      2,973
Increase (decrease) in:
  Gas purchases payable            (128,564)     40,089
  Exchange gas payable               16,045      (2,703)
  Accounts payable                   (7,380)    (31,516)
  Accrued liabilities               (18,474)     12,962
  Income taxes payable                    -      (6,531)
                                  ---------   ---------
    Total                          $(87,278)  $  39,051
                                  =========   =========
________________________

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

      On October 27, 1997, Robert M. Griffin, Sr., Robert M. Griffin, Jr. and Charles Conrad, working interest owners in wells operated by the plaintiffs (collectively referred to as "Interveners"), filed an Original Plea in Intervention, requesting that the Court allow Interveners to prosecute their own claims against Tejas. Interveners have adopted the plaintiffs' Seventh Amended Original Petition and the allegations contained therein for all purposes not inconsistent with differences that the Interveners have with the plaintiffs. The Interveners have alleged that irreconcilable differences have arisen between themselves and the plaintiffs and no longer desire to have plaintiffs represent their interest in the lawsuit.

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

GAS STORAGE FACILITIES

      Tejas' West Clear Lake Storage Facility (the "WCLSF") and Greasy Creek Storage Facility (the "GCSF") require the maintenance of cushion gas in order to sustain anticipated operational requirements. Such cushion gas requirements have been satisfied by a combination of natural gas purchased by Tejas and third party natural gas stored in the facilities. At September 30, 1997, Tejas had purchased approximately 10 billion cubic feet ("Bcf") of cushion gas. In late 1994, Tejas entered into an agreement with a third party whereby the third party agreed to purchase up to 35 Bcf of natural gas at a cost not to exceed $65 million and to store such gas in the WCLSF. The agreement with the third party was scheduled to expire in September 2000. Effective January 16, 1997, the third party agreement described above was amended and extended. The principal modifications to the agreement included the extension of the contract expiration date to December 31, 2002 and, at Tejas' option, an increase in the maximum volume of natural gas that may be stored in Tejas' facilities, including the GCSF, to 70 Bcf. In order to secure Tejas' ability to purchase the natural gas from the third party, the agreement provides for the payment by Tejas of a reservation fee to the third party which is adjusted quarterly based upon the third party's financing costs. On certain option dates, Tejas may elect to purchase specified volumes of the third party's gas based upon market prices. Should Tejas decline to purchase the natural gas, the third party may instruct Tejas to sell such volumes on the third party's behalf. In such case, it will be necessary for Tejas to obtain cushion gas through other means in order to meet the anticipated operational requirements of the WCLSF and GCSF. At September 30, 1997, the third party had approximately 30.6 Bcf of natural gas in storage at the WCLSF and GCSF, which such party purchased for $63.2 million. Tejas estimates the net 1997 cost related to the reservation of the 30.6 Bcf of natural gas to be approximately $2.3 million.

      Tejas bears the cost of physical loss, if any, incurred during storage. Management estimates that physical losses will not be significant and has insured against physical losses due to catastrophic events.


7.    EARNINGS PER SHARE

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which requires dual presentation of basic and diluted earnings per share for entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The adoption of SFAS No. 128 would not change basic earnings per share for the three month and nine month periods ended September 30, 1997 and 1996 and would not have a material impact on diluted earnings per share for either period.

8.    SUBSEQUENT EVENTS

MERGER AGREEMENT - SHELL OIL COMPANY

      Tejas and Shell have entered into a merger agreement (the "Shell Merger") pursuant to which a company to be formed by Shell will acquire all of the outstanding common stock of Tejas for $61.50 per share in cash, which, on a fully diluted common stock basis, would represent an aggregate common stock purchase price of approximately $1.4 billion. In addition, the majority of Tejas' balance sheet debt and all of its preferred stock will be retired and Tejas will terminate two operating leases and purchase the related leased properties for approximately $270 million.

      The Board of Directors of Tejas, acting on the unanimous recommendation of a special committee of the Board of Directors of Tejas, unanimously approved the transaction and recommended that stockholders of Tejas approve and adopt the agreement and the merger. Certain Tejas stockholders and members of Tejas management, who now hold approximately 19 percent of the outstanding Tejas common stock, have agreed to vote in favor of the transaction. The transaction is subject to the approval of the Tejas stockholders, applicable regulatory approvals and certain other conditions.

      Following the transaction, Shell's own natural gas midstream business will be combined with the business of Tejas. Shell's natural gas midstream business consists of offshore and onshore pipelines, gas processing and natural gas liquids fractionation, transportation and marketing, with facilities in Texas, Louisiana, Mississippi and the Gulf of Mexico. The consolidated Tejas and Shell executive and operating team will be led by Tejas' Chief Executive Officer, Jay
A. Precourt, and Tejas' Chairman of the Board, Frederic C. Hamilton, both of whom have been with Tejas since it became a publicly-traded company in 1988. Two Shell Oil Company executives, Philip J. Carroll, the President and Chief Executive Officer of Shell Oil Company, and Jack E. Little, President and Chief Executive Officer of Shell Exploration and Production Company, will join the Board of the new combined business.

      The transaction is expected to be finalized in January, 1998, subject to the closing conditions described above.

PURCHASE AGREEMENT - AMOCO PRODUCTION COMPANY

      Tejas and Amoco Production Company have entered into a stock purchase agreement pursuant to which Tejas will acquire Amoco Gas Company. Tejas plans to borrow approximately $150 million from Shell in connection with the purchase. The purchase of Amoco Gas Company is expected to be completed prior to year end, subject to customary regulatory approvals and closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      On June 6, 1996, Tejas acquired (the "Transok acquisition") the pipeline assets and related facilities and leased processing plants of Transok, Inc. ("Transok"). The results of operations for the assets acquired or leased ("Transok operations") are included below for the period subsequent to the acquisition. A summary of Tejas' natural gas average daily throughput is set forth below:


                                          Three Months Ended   Nine Months Ended
                                              September 30,      September 30,
                                           -----------------  -----------------
                                             1997   1996(2)(3)  1997  1996(2)(3)
                                           ------- ----------- ------ ----------
AVERAGE DAILY THROUGHPUT IN MILLION
 CUBIC FEET ("MMCF"):
   System sales                              2,320    2,233     2,202    1,978
   Transportation                            2,310    2,755     2,293    2,079
   Partnership volumes (Tejas' share)(1)        49       56        45       56
                                           -------   ------    ------   ------
       Total system throughput               4,679    5,044     4,540    4,113
   Gas processed                                55       86        69       80
                                           -------   ------    ------   ------
       Total daily throughput                4,734    5,130     4,609    4,193
                                           =======   ======    ======   ======
NATURAL GAS PROCESSING DATA:
   Average daily natural gas liquids
     production in thousands of gallons      1,409    1,394     1,369      667
   Average daily inlet volumes in MMcf         522      561       536      281
                                           -------   ------    ------   ------
________________________

(1)   Includes Tejas' share of unconsolidated partnerships.
(2)   Includes Transok operations beginning June 6, 1996.
(3) Certain volumes in 1996 have been reclassified to conform to the current presentation.

      Tejas' net earnings for the first nine months of 1997 were $34.5 million as compared to $29.2 million for the same period in 1996, an increase of $5.3 million. Net earnings applicable to common stock and earnings per common share for the first nine months of 1997 were $28.2 million and $1.37, respectively, versus $22.9 million and $1.26, respectively, for the first nine months of 1996. These increases were partially attributable to the inclusion of Transok. Net earnings for the third quarter of 1997 were $11.8 million as compared to $10.3 million for the third quarter of 1996. Net earnings applicable to common stock for the third quarter of 1997 were $9.7 million as compared to $8.2 million for the same period in 1996, an increase of $1.5 million which was due mainly to increased equity earnings from Coral Energy, L.P. ("Coral"). Net earnings applicable to common stock and per share results include a provision for dividends on Tejas' 9.96% Cumulative Preferred Stock (the "9.96% Preferred Stock") and Tejas' 5 1/4% Convertible Preferred Stock (the "5 1/4% Preferred Stock").

NATURAL GAS SYSTEMS

      Sales and transportation of natural gas through its owned and/or operated natural gas pipeline systems is Tejas' core business. For the first nine months of 1997, Tejas' system volumes increased 10% from the same period in 1996 to a total of 4.5 billion cubic feet ("Bcf") of natural gas per day. Gross profit on transportation and sales increased by $49.3 million to a total of $192.5 million for the first nine months of 1997 as compared to the first nine months of 1996. A significant portion of these improvements resulted from the inclusion of the Transok operations in the first nine months of 1997 and the inclusion of a $7 million gain associated with a sale related to a long-term natural gas sales contract in the second quarter of 1997.

ENERGY MARKETING PARTNERSHIP - CORAL ENERGY, L.P.

      Coral, the energy marketing venture between Tejas and Shell Oil Company ("Shell"), commenced operations in November 1995. Coral's total sales volume for the first nine months of 1997 averaged 6 Bcf of natural gas per day. Income from the partnership contributed $8.2 million and $1.7 million to Tejas' pre-tax income for the first nine months and third quarter of 1997, respectively, compared to $6.0 million and $0.1 million during the same periods in 1996. Effective January 1, 1997, Tejas increased its ownership in Coral from one-third to fifty percent. Effective May 31, 1997, Coral formed an alliance with Shell Canada Limited ("Shell Canada") pursuant to which Shell Canada obtained a twelve percent ownership in Coral. The remaining equity ownership is held forty-four percent by Tejas and forty-four percent by Shell.

NATURAL GAS PROCESSING/TREATING

      During the first nine months and third quarter of 1997, Tejas' natural gas processing and treating activities contributed gross profit of $29.9 million and $11.5 million, respectively, as compared to $21.6 million and $14.5 million for the corresponding periods in 1996. The increase for the first nine months of 1997 is attributable to the acquisition of Transok operations. The lower gross profit in the third quarter of 1997 was a result of lower margins from processing activity.

REVENUES

      Revenues for the first nine months of 1997 were $1,677 million as compared to $1,394 million for the same period in 1996, an increase of $283 million. The 20% growth in revenues is primarily a result of the acquisition of Transok in June 1996, the availability of natural gas and the operational flexibility at the West Clear Lake Storage Facility (the "WCLSF") and the Greasy Creek Storage Facility (the "GCSF"). Revenues increased by 1.5% during the third quarter of 1997 as compared to the third quarter of 1996, primarily because cooler temperatures during the 1997 period reduced the utility load necessary to meet air conditioning demand thus resulting in lower sales prices and system throughput.

OPERATING EXPENSES/DEPRECIATION/GENERAL AND ADMINISTRATIVE EXPENSES

      During the first nine months of 1997, operating expenses, depreciation, and general and administrative expenses increased by $32.6 million to $128.4 million. These increases for the first nine months of 1997 were primarily due to the inclusion of the Transok operations beginning June 1996. During the third quarter of 1997 these expenses remained relatively unchanged compared to the third quarter of 1996.

OTHER INCOME (EXPENSE)

      Interest expense increased by $17.7 million and $0.7 million to $46.6 million and $17.1 million for the first nine months and third quarter of 1997, respectively, as compared to the same periods in 1996. These increases were primarily the result of the additional financing required for the acquisition of Transok in June 1996.

INCOME TAXES

      The effective income tax rate for the first nine months of 1997 increased by 0.86% compared to the same period of 1996 primarily due to the inclusion of Transok operations, which are subject to higher state income tax rates than Tejas' other operations. This increase was partially offset by U.S. Federal income tax credits for the Canadian income tax paid on Coral's Canadian income.


CAPITAL RESOURCES, LIQUIDITY AND OUTLOOK

MERGER AGREEMENT - SHELL OIL COMPANY

      Tejas and Shell have entered into a merger agreement pursuant to which a company to be formed by Shell will acquire all of the outstanding common stock of Tejas. If the conditions to the merger are satisfied or waived and regulatory approval is received, Tejas will merge with a subsidiary of Shell, and Tejas' common stockholders will be entitled to receive $61.50 in cash for each share of Tejas' common stock they own. The aggregate amount of the payments to be made to holders of common stock and holders of stock options will be approximately $1.4 billion. In addition, Tejas plans to redeem its 9.96% Cumulative Preferred Stock, par value $1.00 per share, in February 1998.

      At a special meeting of stockholders to be held in January 1998, the holders of Tejas' common stock will vote on a proposal to adopt the merger agreement. Tejas' directors and executive officers who hold approximately 19% of Tejas' common stock have agreed to vote in favor of the merger. The transaction is subject to the approval of the Tejas stockholders, applicable regulatory approvals and certain other conditions.

CASH FLOWS FROM OPERATING ACTIVITIES

      For the nine months ended September 30, 1997, net cash provided by operating activities totaled $21.7 million as compared to $115.1 million for the same period in 1996. This $93.4 million decrease in net cash provided by operations is primarily due to changes in working capital. Excluding net changes in working capital components, Tejas' operating activities generated $109 million in cash during the first nine months of 1997 as compared to $76 million in the first nine months of 1996, an increase of $33 million due primarily to higher cash earnings.

CASH FLOWS FROM INVESTING ACTIVITIES

      Net cash used in investing activities during the first nine months of 1997 totaled $113.5 million, most of which was used to expand the storage and transportation facilities in Oklahoma and to increase Tejas' ownership in Coral.

LIQUIDITY

      Tejas' working capital increased $54.3 million to $83 million at September 30, 1997 from $28.7 million at December 31, 1996, primarily due to seasonal inventory build up. In order to effectively utilize its cash balances, Tejas will continue to make periodic borrowings under its revolving credit facilities and money market credit lines to meet immediate cash needs.

      At September 30, 1997, Tejas' long-term debt with banks totaled $709.6 million, consisting of $443.8 million borrowed under Tejas' $480 million revolving credit facilities established for its subsidiaries Tejas-Acadian Holding Company ("TAHC") and Tejas Natural Gas Company ("TNGC"), $255.8 million borrowed under a $275 million credit facility established for its subsidiary Transok, and $10 million borrowed under various money market credit lines. In addition, Tejas has $200 million of long-term debt that was retained by Transok as part of the Transok acquisition and $7.2 million in notes payable, net of $2 million in current maturities, related to Industrial Development Refunding Revenue Bonds issued by Lewis and Pleasants Counties, West Virginia.

      The $455 million TAHC and $25 million TNGC credit facilities (the "Credit Agreements") bear interest at Tejas' option, based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). The margins over LIBOR that TAHC and TNGC must pay vary, depending on TAHC's funded debt to capitalization ratio, from a minimum of 0.5% to a maximum of 1.25%. Based upon borrowings at September 30, 1997, of $443.8 million, and after considering restrictions to provide for a $10 million letter of credit, approximately $26.2 million of additional borrowings were available under these facilities. Additionally, at September 30, 1997, based upon TAHC's funded debt to capitalization ratio test, both the TAHC and TNGC credit facilities bore interest at Tejas' option, at either the prime rate or at LIBOR plus .75%. Under the terms of the Credit Agreements, after two years the revolving credit facilities will convert into six-year reducing revolving credit agreements unless extended at the option of the lenders. Commitment reductions aggregating $15 million per quarter are scheduled to begin March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004. Based upon the current terms of the Credit Agreements and the outstanding principal balances thereunder at September 30, 1997, no principal payments are required until the year 1999.

      The Transok credit facility bears interest, at Tejas' option, based upon either the prime rate or LIBOR. Depending upon Transok's funded debt to capitalization ratio, the margins over LIBOR that Transok must pay vary, subject to a minimum margin for a limited period of time, from a minimum of 0.5% to a maximum of 1.25%. Based upon the September 30, 1997 outstanding balance of approximately $255.8 million, the Transok credit facility had available borrowings of approximately $19.2 million and bore interest at Tejas' option, at either the prime rate or at LIBOR plus 1.0%. Under the terms of the Transok credit facility, after two years the revolver will, unless extended at the option of the lenders, convert into a six-year reducing revolver. Unless extended, commitment reductions of approximately $8.6 million per quarter will begin March 31, 1999 with the final remaining commitment reduction to occur on December 31, 2004. Based upon the current terms of the Transok credit facility and the outstanding principal balance thereunder at September 30, 1997, no principal payments are required until the year 1999.

      On September 19, 1997, Tejas entered into a $115 million unsecured credit agreement (the "Tejas Credit Facility"). A portion of the amounts borrowed under the Tejas Credit Facility have been used for the redemption of the 5 1/4% Preferred Stock (to the extent such preferred was not converted into Company common stock) with the remaining portion to be used for general liquidity purposes. The redemption of the 5 1/4% Preferred Stock is described under Note 3 "Stockholders' Equity" of Item 1. of this report. The Tejas Credit Facility matures on September 18, 1998, requires no principal payments prior to maturity, and bears interest, at Tejas' option, based upon either the prime rate or LIBOR.

The margins over the prime rate or LIBOR that Tejas must pay are initially 0% and 1.0%, respectively, with such margins increasing by .25% per month beginning in March of 1998, subject to a cap if certain events related to the merger with Shell occur. As of September 30, 1997, $50 million of the $115 million in commitments was in effect, $40 million was available to be borrowed, and there were no amounts outstanding under the Tejas Credit Facility. Subsequent to quarter end, the remaining $65 million in commitments became effective.

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

      Although TAHC, TNGC and Transok have additional borrowing capacity available under the Credit Agreements and the Transok credit facility, the amount of loans, advances and dividends that may be made to Tejas from TAHC, TNGC and Transok under the Credit Agreements and the Transok credit facility is subject to certain limitations. At September 30, 1997, the permitted amount of such payments was $185.6 million. Such limitations as herein described are not expected to have any material effect on the ability of Tejas to meet its cash obligations. Tejas' liquidity is ultimately dependent on cash generated by operations, and Tejas believes its earnings from operations will generate sufficient cash to fund expansion projects, make required debt payments and meet anticipated dividend requirements of the 9.96% Preferred Stock.

      Tejas has uncommitted money market credit lines which allow Tejas to borrow up to $50 million for periods of up to two months. Any such borrowings are unsecured and may be extended for additional periods if agreed to by the lenders. At September 30, 1997, Tejas had $10 million of borrowings outstanding under such lines. Tejas has agreed to maintain funds including, but not limited to, availability under the Tejas Credit Facility, the Credit Agreements and/or the Transok credit facility sufficient to repay borrowings under the money market credit lines.

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

      As part of the Transok acquisition in June 1996 and the acquisition of pipeline and related facilities from Exxon in September 1993, Tejas (the "lessee") entered into separate five-year operating leases with third parties (the "lessor") for seven natural gas processing plants ("Plant Lease") and a pipeline system ("System Lease"), respectively. Lease payments under the two leases are adjusted quarterly based upon the respective lessor's financing costs. However, Tejas has entered into interest rate derivative agreements in a notional amount of $269.5 million to fully hedge the effects of such adjustments on the required minimum lease payments. The Plant Lease expires June 6, 2001 unless extended by mutual consent of the lessor and lessee for up to two additional two-year periods. The System Lease currently expires on September 14, 1998. Upon the completion of the Shell Merger, Tejas expects to terminate these operating leases and purchase the leased properties from the lessors.

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

      Tejas and Amoco Production Company have entered into a stock purchase agreement pursuant to which Tejas will acquire Amoco Gas Company. Tejas plans to borrow approximately $150 million from Shell in connection with the purchase. The purchase of Amoco Gas Company is expected to be completed prior to year end, subject to customary regulatory approvals and closing conditions.

OUTLOOK

      Tejas' management knows of no trends or uncertainties that will impair Tejas' ability to comply with its debt covenants or pay the dividends on the 9.96% Preferred Stock.

      The statements included in this Report on Form 10-Q regarding future financial performance and results and the other statements that are not historical facts are forward-looking statements. The words "expect," "project," "estimate," "predict," "plans," "anticipate," "believes" and similar expressions are also intended to identify forward-looking statements. Such statements and Tejas' results are subject to numerous risks, uncertainties and assumptions, including but not limited to, changes in general economic conditions in the United States, changes in laws and regulations to which Tejas is subject, the cost and effects of legal and administrative claims and proceedings against Tejas or its subsidiaries or which may be brought against Tejas or its subsidiaries, conditions in the capital markets utilized by Tejas to access capital to finance operations, Tejas' ability to develop expanded markets and product offerings as well as maintain existing markets, energy prices, competition from other pipelines and alternate fuels, the general level of natural gas and petroleum product demand and weather conditions, among other things, and other risks and uncertainties described in this Report on Form 10-Q and in Tejas' other filings with the Securities and Exchange Commission. Further, natural gas prices, which directly impact transportation and gathering and processing throughput and operating profits, may fluctuate in unpredictable ways. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated.

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

      On October 27, 1997, Robert M. Griffin, Sr., Robert M. Griffin, Jr. and Charles Conrad, working interest owners in wells operated by the plaintiffs (collectively referred to as "Interveners"), filed an Original Plea in Intervention, requesting that the Court allow Interveners to prosecute their own claims against Tejas. Interveners have adopted the plaintiffs' Seventh Amended Original Petition and the allegations contained therein for all purposes not inconsistent with differences that the Interveners have with the plaintiffs. The Interveners have alleged that irreconcilable differences have arisen between themselves and the plaintiffs and no longer desire to have plaintiffs represent their interest in the lawsuit.

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


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)  Exhibits

             2.1 Stock Purchase Agreement dated November 6, 1997 between Amoco Production Company and Tejas Gas Corp.

            11.1  Computation of Earnings Per Common Share.

            27.1  Financial Data Schedule.

            99.1 Form of Management Agreement among Trango Holdings Corporation, Shell Oil Company, Sierra Acquisition, and Frederic C. Hamilton, Jay A. Precourt, Precourt Interests Ltd., James W. Whalen, Rene R. Joyce, P. Anthony Lannie and certain other persons as holders of stock appreciation rights.

      (b)  Reports on Form 8-K

            A Current Report on Form 8-K dated September 25, 1997, was filed during the third quarter of 1997 with respect to Item No. 5 of Form 8-K "Other Events" and Item No. 7 of Form 8-K "Financial Statements and Exhibits" to report that Tejas Gas Corporation and Shell Oil Company had entered into a Merger Agreement that provides for the merger of a special purpose subsidiary of Shell Oil Company with and into Tejas Gas Corporation, which, subject to stockholder approval and other conditions, will result in Tejas Gas Corporation becoming a subsidiary of Shell Oil Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TEJAS GAS CORPORATION

                                         (Registrant)

                                    By: /s/ JAMES W. WHALEN
                                            James W. Whalen
                                            Senior Executive Vice President-
                                            Chief Financial
                                            Officer (principal financial officer
                                            and principal accounting officer)

Date: November 14, 1997